Form 10-K
period 2022-12-31
Keurig Dr Pepper Inc.
filed 2023-02-23
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	The Nasdaq Stock Market LLC
As of June 30, 2022, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $30.1 billion (based on the closing sales price of the registrant's common stock on that date). As of February 21, 2023, there were 1,406,447,151 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2019 KDP Term Loan	KDP’s $2 billion term loan, executed in February 2019 and terminated in March 2021
2020 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on April 12, 2020 and replaced the 2019 364-Day Credit Agreement
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and contains a term-out option
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
2022 Strategic Refinancing	A series of transactions in April 2022, whereby KDP issued the 2029 Notes, the 2032 Notes, and the 2052 Notes, and voluntarily prepaid and retired the remaining 2023 Merger Notes and tendered portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes and the 2048 Merger Notes
A Shoc	Adrenaline Shoc, an equity method investment of KDP and a brand of energy drinks
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
CARES Act	U.S. Coronavirus Aid, Relief and Economic Security Act
Central States	The Central States, Southeast and Southwest Areas Pension Fund
CERT	Council for Education and Research on Toxins
Coca-Cola	The Coca-Cola Company
Costco	Costco Wholesale Corporation
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger
The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig

DSD	Direct Store Delivery, the reporting unit whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFS	Fountain Foodservice, an operating segment of KDP which serves the fountain channel, such as restaurants
FX	Foreign exchange
IT	Information technology
IRi	Information Resources, Inc.
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Term	Definition
JPMorgan	JPMorgan Chase Bank, N.A.
KDP Credit Agreement	Collectively, the KDP Revolver, the 364-day credit agreements, and the 2019 KDP Term Loan
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LIBOR	London Interbank Offered Rate
LifeFuels	LifeFuels, Inc., an equity method investment
Nasdaq	The Nasdaq Stock Market LLC
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
NPD	The NPD Group's Total Market Dataset
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
NYSE	New York Stock Exchange
PCI Standard	Payment Card Industry Data Security Standard
PepsiCo	PepsiCo, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
PRMB	Post-retirement medical benefit
Proposition 65	The State of California's Safe Drinking Water and Toxic Enforcement Act of 1986
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, pursuant to Regulation 14A under the Exchange Act
PSU	Performance stock unit
rPET	Post-consumer recycled PET
RSU	Restricted stock unit
RTD	Ready to drink
RVG	Residual value guarantee
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
Walmart	Walmart Inc.
WD	Warehouse Direct, the reporting unit whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process
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

ii

Part I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America, with a diverse portfolio of flavored CSDs, NCBs, including water (enhanced and flavored), RTD tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Mott's, Clamato, Core, Green Mountain Coffee Roasters and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages.
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
Flexible and scalable route-to-market network, with unique e-commerce expertise. We have strategically-located distribution capabilities, which enables us to better align our operations with our customers and our channels, ensure our products are available to meet consumer demand, reduce transportation costs and have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,700 vehicles in the U.S. and 1,600 in Mexico, as well as third party logistics providers.
With our Keurig.com website, we have a leading e-commerce platform which provides us insights and expertise in the e-commerce channel. We have been able to translate those insights and experience into our cold business as the number of fulfillment options that are better suited economically for beverages has evolved, leading to growth in the e-commerce channel.
High-performing team driving better, faster decisions, enabled by technology. We believe that our team and the culture we have created, through the integration of two companies into one, are truly our competitive advantage. When we approach our customers, we do so as one fully combined modern beverage company. This go-to market system is strengthened through sophisticated data and technology, which includes our line of connected brewers, predictive ordering powered by artificial intelligence for our frontline sales team within our DSD system, and best in class revenue growth management tools.
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

The following presents highlights of our major owned and licensed brands as of December 31, 2022:

Category	Major Brands	North America Market Position
CSDs	Dr Pepper	#1 in its flavor category and #2 overall flavored CSD in the U.S.
	Canada Dry	#1 ginger ale in the U.S. and Canada
	A&W	#1 root beer in the U.S.
	Squirt	#1 grapefruit CSD in the U.S. and a leading grapefruit CSD in Mexico
	Peñafiel	#1 carbonated mineral water in Mexico
	Sunkist soda	#1 orange flavored CSD in the U.S.
	Schweppes	#2 ginger ale in the U.S. and Canada
	7UP	#2 lemon-lime CSD in the U.S.
	Crush	#3 orange flavored CSD in the U.S.
NCBs	Snapple	#2 premium shelf stable RTD tea in the U.S.
	Hawaiian Punch	A leading branded shelf-stable fruit punch in the U.S.
	Mott's	#1 branded multi-serve apple juice and apple sauce in the U.S.
	Clamato	A leading spicy tomato juice in the U.S., Canada and Mexico
	Bai	#3 enhanced water in the U.S.
	Core	A rapidly growing water brand in the U.S.
Single Serve Coffee	Green Mountain Coffee Roasters	#2 K-cup pod brand in the U.S.
	The Original Donut Shop	#5 K-cup pod brand in the U.S.
	McCafé	#6 K-cup pod brand in the U.S.
	Van Houtte	#2 K-cup pod brand in Canada
Single Serve Brewers	Keurig	#1 single serve brewer in the U.S. and Canada
All information regarding our brand market positions in the U.S. is based on retail market dollars in 2022. U.S. beverage information is from IRi; U.S. brewing system information is from NPD.
In the CSD market in the U.S. and Canada, we participate primarily in the flavored segment of the CSD category. In addition to our major brands above, we also own regional and smaller niche brands, such as Big Red, Sun Drop and Vernors. In the CSD market, we distribute finished beverages and manufacture beverage concentrates and fountain syrups. Our beverage concentrates, which are highly concentrated proprietary flavors used to make syrup or finished beverages, are used by our own Packaged Beverages segment, as well as sold to third party bottling companies through our Beverage Concentrates segment. According to IRi, we had a 24.2% share of the U.S. CSD market in 2022 (measured by retail sales). We also manufacture fountain syrup that we sell to the foodservice industry directly and indirectly through bottlers or through other third parties.
In the NCB market segment in the U.S., we participate primarily in the premium water category, including enhanced and flavored water, RTD tea, juice, juice drinks, and mixer categories. In addition to our major brands above, we also sell regional and smaller niche brands, such as Nantucket Nectars. We manufacture most of our NCBs as RTD beverages and distribute them through our own distribution network and through third parties or direct to our customers' warehouses. In addition to NCB beverages, we also manufacture Mott's apple sauce as a finished product.
In Mexico and the Caribbean, we participate primarily in the carbonated mineral water, flavored CSDs, bottled water and vegetable juice categories. In Mexico, we manufacture and sell our brands through both our own manufacturing and distribution operations as well as third party bottlers. In the Caribbean, we distribute our products solely through third party distributors and bottlers. We also distribute certain products in other international jurisdictions through various third party bottlers and distributors.
Our Keurig single serve brewers are aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, restaurants, cafeterias, convenience stores and hotels. We create value by developing and selling our Keurig single serve brewers and by expanding Keurig brewer household adoption, which grew to nearly 38 million U.S. households for the year ended December 31, 2022, an increase of approximately 2 million U.S. households from the prior year, based on third party survey data and our own estimates. Expansion of Keurig system household adoption enables sales of specialty coffee and a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa and other beverages) for use with Keurig brewers. We also offer traditional whole bean and ground coffee in other package types, including bags, fractional packages and cans. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewers. We currently offer a portfolio of more than 125 owned, licensed, partner and private label brands, including the top ten best-selling coffee brands in the U.S. based on IRi.

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
During 2022, we launched our K-Café SMART single-serve coffee, latte and cappuccino maker, which combines our BrewID technology platform with a built-in milk frother to create a full range of hot, iced, and specialty coffee drinks. The K-Café SMART also connects to our mobile app, which provides more than 80 easy-to-follow coffeehouse drink recipes. We also launched Keurig iQ, a proprietary database providing insights on K-Cup pod consumption and shopping behaviors that we believe will enhance our consumer experience. We additionally entered into new partnerships with BLK & Bold Specialty Beverages and Intelligensia Coffee to provide these premium brands in K-cup pod format.
In our NCB portfolio, we launched Snapple Elements, a line of teas and juice drinks in three flavors: Rain (agave cactus juice drink), Fire (dragon fruit juice drink) and Air (prickly pear and peach white tea).
We acquired the global rights to Atypique in 2022, which provides a range of RTD non-alcoholic cocktails, such as margaritas, gin & tonic and mojitos. We also invested in Nutrabolt, a global active health and wellness company with a portfolio of brands, including C4 Energy, a RTD performance energy drink; Tractor, which offers certified organic, non-GMO beverage solutions in the fountain foodservice business; and Athletic Brewing Company, a leading non-alcoholic craft beer maker.
OUR BUSINESS OPERATIONS
As of December 31, 2022, our operating structure consists of four reportable segments: Coffee Systems, Packaged Beverages, Beverage Concentrates, and Latin America Beverages. Segment financial data, including financial information about foreign and domestic operations, is included in Note 7 of the Notes to our Consolidated Financial Statements.
Coffee Systems
Our Coffee Systems segment is primarily a producer of innovative single serve brewers and specialty coffee in the U.S. and Canada.
Our Coffee Systems segment manufactures over 80% of the pods in the single-serve K-Cup pod format in the U.S., on a dollar share basis. We manufacture and sell 100% of the K-Cup pods of the following brands to retailers, away from home channel participants and end-use consumers: Green Mountain Coffee Roasters, The Original Donut Shop, McCafé, Van Houtte, and REVV.
We manufacture and sell K-Cup pods for the following brands to our partners, who in turn sell them to retailers: Starbucks, Dunkin', Folgers, Tim Hortons, Peet's, Maxwell House, Eight O’Clock, Newman’s Own Organics, Caribou Coffee, Community Coffee, Intelligensia, and BLK & Bold, as well as private label arrangements. Generally, we are able to sell these brands to our away from home channel participants and end-use consumers. We also have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings, Lipton and Tazo. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's.
Our Coffee Systems segment manufactures its K-Cup pods in facilities in North America that include specialty designed proprietary high-speed packaging lines using freshly roasted and ground coffee as well as tea, cocoa and other products. We offer high-quality, responsibly sourced coffee, including certified single-origin, organic, flavored, limited edition and proprietary blends. We carefully select our coffee beans and appropriately roast the coffees to optimize their taste and flavor differences. We engineer and design most of our single serve brewers and utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors, retail partners and through our website at www.keurig.com.
In 2022, Walmart and Costco were the Coffee Systems segment's largest customers. The loss of one of those customers could have a material adverse effect on the Coffee Systems segment.
Beverage Concentrates
Our Beverage Concentrates segment is principally a brand ownership business where we manufacture beverage concentrates and syrups in our manufacturing facilities in St. Louis, Missouri, and Newbridge, Ireland, and sell them throughout the U.S. and Canada. Most of the brands in this segment are CSD brands. Key brands include Dr Pepper, Canada Dry, Schweppes, Crush, A&W, Sunkist, 7UP, SunDrop, Squirt, Big Red, Hawaiian Punch and RC Cola.

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
Packaged Beverages
Our Packaged Beverages segment is a manufacturing and distribution business of both NCBs and CSDs. Our Packaged Beverages segment also includes a brand ownership business, primarily focusing on our NCB brands. In this segment, we primarily manufacture and distribute packaged beverages of our brands to retailers and, ultimately, the end consumer. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute packaged beverages for our partner brands and manufacture packaged beverages for other third parties in the U.S. and Canada.
The larger CSD brands in this segment include Dr Pepper, Canada Dry, A&W, 7UP, Sunkist, Squirt, Big Red, RC Cola, and Vernors. The larger NCB brands in this segment include Mott's, Snapple, Bai, Clamato, Core, Hawaiian Punch, Yoo-Hoo, evian, ReaLemon, Vita Coco and Mr and Mrs T mixers.
The majority of our Packaged Beverages net sales come from the manufacturing and distribution of our own brands and the contract manufacturing of certain private label and emerging brand beverages. We also recognize net sales in this segment from the distribution of our partner brands such as evian, Vita Coco, Polar Beverages seltzer water, A Shoc energy drinks, and Peet's RTD coffee. We provide a route-to-market for our partner brands seeking effective distribution for their new and emerging brands. These brands give us exposure in certain markets to fast growing segments of the beverage industry with minimal capital investment.
We sell our Packaged Beverages products through our DSD and our WD systems, both of which include sales to all major retail channels.
In 2022, Walmart was the Packaged Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Packaged Beverages segment.
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
In 2022, Walmart was the Latin America Beverages segment's largest customer. The loss of this customer could have a material adverse effect on the Latin America Beverages segment.
OUR CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers in the U.S., Canada and Mexico. In 2022, our largest retailer was Walmart, representing approximately 16% of our consolidated net sales.
Bottlers and Distributors
In the U.S. and Canada, we generally grant licenses for CSD brands and packages to bottlers for specific geographic areas that are exclusive and long-term, and they have historically been perpetual in many cases. These bottlers may be affiliated with Coca-Cola, with PepsiCo, or may be independent. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause, change in control or breach of agreements and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. Fountain agreements for bottlers generally are not exclusive for a territory, but do restrict bottlers from carrying imitative product in the territory.

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
As of December 31, 2022, our partner brands included, but were not limited to, Starbucks, Kirkland Signature, Dunkin', Great Value, Peet's, Caribou Coffee, Eight O’Clock, Folgers, Newman’s Own Organics, Tim Hortons, Maxwell House, Kroger, Krispy Kreme, Community Coffee, Intelligensia, BLK & Bold, Celestial Seasonings, Lipton, and Tazo.
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
The following represents a list of our major competitors:

Competitor	Categories
Coca-Cola	CSDs, NCBs, RTD Coffee
The J.M. Smucker Company	Packaged Coffee
The Kraft Heinz Company	Packaged Coffee
Nestlé S.A.	NCBs, Packaged Coffee, Single-serve brewers
PepsiCo	CSDs, NCBs, RTD Coffee
Although these companies offer competing brands in categories we participate in, they are also our partners and customers, as they purchase beverage concentrates or K-Cup pods directly from us.
OUR MATERIAL RESOURCES
Our Raw Materials
The principal raw materials we use in our business, which we commonly refer to as ingredients and materials, represent approximately 55% of our cost of sales and include green coffee, PET bottles and caps, including both virgin and rPET, aluminum cans and ends, sweeteners, paper products, K-Cup pod packaging materials, fruit, glass bottles and enclosures, juices, teas, water, CO2, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single serve brewers. The availability, quality and costs of many of these materials have fluctuated, and may continue to fluctuate, over time.
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
Energy and transportation costs. In addition to ingredients and packaging costs, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution operations and the energy costs consumed in the production process. The fuel costs associated with our distribution operations are reflected within our SG&A expenses.
We are also significantly impacted by changes in other transportation costs, such as ocean freight and tariffs. Transportation costs associated with the transportation and import of certain raw materials and finished goods to our manufacturing and distribution facilities are reflected within cost of sales.
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
For CSDs and NCBs in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third party partners, which generally allow us to manufacture and distribute certain products or brands throughout the U.S., Canada or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico, and generally require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company after a period of time based on a pre-determined formula. As of December 31, 2022, our portfolio of partner brands included, but was not limited to, evian water, Polar Beverages seltzer water, Vita Coco coconut water, A Shoc energy drinks, and Peet's RTD Coffee. In December 2022, we also added Nutrabolt’s C4 line of energy drinks to our portfolio, with distribution expected in early 2023.

OUR HUMAN CAPITAL RESOURCES
Our Employees
We have nearly 28,000 employees, primarily located in North America. In the U.S., we have approximately 22,100 employees, of which approximately 5,300 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 4,500 employees, of which approximately 3,000 are covered by union collective bargaining agreements. In Canada, we have approximately 1,400 employees, with approximately 500 covered by union collective bargaining agreements. We also have a small number of employees in Europe and Asia.
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
Diversity and Inclusion
In 2020, we began to focus on accelerating our work in the area of diversity and inclusion, and we made significant progress, despite the pandemic. We approached this effort as we approach critical business priorities, using our playbook from integration and transformation initiatives. As part of this process, we established executive-level governance, including participation by our Chairman and CEO, as well as a Diversity and Inclusion leadership team, comprised of committed leaders from across KDP to help set priorities and lead two-way dialogue throughout the organization, and launched our Employee Resource Groups, among other initiatives.

Global Employee Snapshot as of December 31, 2022

Total Employees

Not disclosed
1%
Female
19%
Male
80%

Director + Employees
Not disclosed
1%
Female
31%
Male
68%

U.S. Employee Snapshot as of December 31, 2022

Total Employees

Not Disclosed
1%
White
51%
People of Color
48%

Director + Employees

Not Disclosed
4%
People of Color
18%
White
78%

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
GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, we are subject to a variety of federal, state and local laws and regulations in the countries in which we do business. Regulations apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, recycling, advertising and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Robinson-Patman Act, the Clayton Act, the Sherman Act, the Lanham Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. In Canada, Mexico and the European Union, the manufacturing, distribution, marketing and sale of many of our products are also subject to similar statutes and regulations.
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

CORPORATE RESPONSIBILITY
We are committed to acting responsibly, and our ambition is to ensure our beverages make a positive impact with every drink. Drink Well. Do Good. is our corporate responsibility platform. Under this platform, we focus on our greatest opportunities for impact in our supply chain, the environment, our people and communities, and on the health and well-being of our consumers. We are committed to transparency and disclosure of corporate responsibility strategies, programs, progress and governance. Our Corporate Responsibility Report, which is issued annually, is available on our website at www.keurigdrpepper.com.
Environment
Circular Economy
Sustainable packaging is a top priority for us, and we continue to innovate for circular solutions across our portfolio. We contribute to the circular economy via our public goals to convert our packaging to be recyclable or compostable and to use more post-consumer recycled content across our packaging portfolio, including plastics.
Improving packaging solutions for product quality, consumer use, recoverability and reuse requires collaboration of all parties along the value chain. Using our strength in forming partnerships, we collaborate closely with a number of stakeholders, including industry groups, non-governmental organizations and coalitions, to move our commitments beyond independent ambitions to collective action.
Climate Change
KDP is working to address climate change and build the resilience of our business and supply chain. Our approach includes a corporate policy, governance structures and transparency. Our targets have been approved by the Science Based Targets initiative and are in line with the reductions that are required to meet the Paris Agreement on climate change goal of keeping global warming well below 2 degrees Celsius. Our climate goals provide a path for us to reduce our share of greenhouse gas emissions from our 2018 baseline through continuation of existing efforts, like improving energy efficiency in our operations, and the development of new focus areas, such as packaging improvements and value chain engagement. We report non-financial data annually on our climate efforts to CDP Climate.
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
Supply Chain
We identify key suppliers, farmers and business partners to encourage sustainable practices across our supply chain. We are committed to responsibly sourcing coffee, cocoa, and other priority crops, relying on third-party certifications and verification programs to foster social, environmental and economic protections. We aim to responsibly source manufactured products by prioritizing and engaging key suppliers to implement and maintain effective social and environmental management systems in their own operations. We continue to build out new programs focused on supporting regenerative agriculture and conservation in our coffee, corn and apple supply chains, as well as advancing inclusion and improving livelihoods for the people in KDP’s upstream supply chain. Our participation in the Business for Inclusive Growth (B4IG) coalition continues to inform our efforts around an inclusive sourcing approach for KDP.
Health and Well-Being
We are committed to providing a balanced portfolio of beverage options and the resources consumers need to make informed choices for positive hydration, including an expansion of our product offerings that deliver nutritional and functional benefits, as well as reducing sugar and calories. We have dramatically transformed our portfolio over the past decade, offering a low- or no-calorie option for virtually every full-calorie brand in our portfolio, and we have also added smaller portion-size offerings. In 2022, we launched our updated KDP Product Facts website, found at www.kdpproductfacts.com, which contains important nutrition, certification, and allergen information to empower consumers to make informed decisions and find products that meet their needs.

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
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from IRi, an independent industry source, and is based on retail dollar sales and sales volumes in 2022. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. IRi is a marketing information provider, primarily serving consumer packaged goods manufacturers and retailers. We use IRi data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us monthly. IRi data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity and distribution across various channels, retailers and geographies. Measured categories provided to us by IRi include K-Cup pods, CSDs, including energy drinks and carbonated waters, and NCBs, including RTD teas and coffee, single-serve and multi-serve juice and juice drinks, sports drinks, still waters and non-alcoholic mixers. IRi also provides data on other food items such as apple sauce. IRi data we present in this report is from IRi service, which compiles data based on scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our Coffee Systems segment.
Our market share data for our brewers is based on information provided by NPD. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data, based on NPD's definition of the coffeemaker category. The data presented is based upon The NPD/Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2022.

ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR OPERATIONS
Costs and supply for inputs to our products, including raw materials and transportation, may change substantially and shortages have occurred and may continue to occur.
We have been, and may continue to be, affected by supply chain constraints and labor shortages driven by overall macroeconomic and geopolitical uncertainty, largely caused by the COVID-19 pandemic and the Russian invasion of Ukraine. The resulting impacts on the global economy have led to supply chain disruptions and significant inflation in input costs, logistics, manufacturing and labor costs, which have impacted our results of operations in the current year and may continue to do so in the future.
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
Ongoing speculation in global trading of commodities, such as coffee, has and may continue to influence prices. If we are unable to purchase sufficient quantities of our commodities due to any of the factors described herein or a worldwide or regional shortage, we may not be able to fulfill the demand for our products, which could have an adverse impact on our business and financial results.
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
If our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, widespread illness (such as the COVID-19 pandemic), crop failure, strikes, transportation disruption, government regulation, political instability, cybersecurity attacks and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Some of these risks may be more acute where the supplier or its plant is located in riskier or less-developed countries or regions. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.
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
In addition, we use a significant amount of energy in our business, and therefore may be significantly impacted by changes in fuel costs due to the large truck fleet we operate in our distribution business and our use of third-party carriers. An increase in the price, disruption of supply, or shortage in fuel and other energy sources could also increase our suppliers’ operating costs and indirectly impact our results of operations.

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
Concerns about the safety, quality, or health effects of our products could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products, their ingredients and packaging, and our brewers. We have various quality, environmental, health and safety supply chain standards. A failure or perceived failure to meet our quality or safety standards, including product contamination or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity may result from false, unfounded or nominal liability claims or limited recalls.
In addition, adverse public opinion, third-party studies or other allegations, whether or not valid, regarding the perceived or potential negative health effects of ingredients in our beverage products, or substances in our packaging materials may lead to additional government regulation, new or increased taxes on our products, actual or threatened legal action against us, and a negative consumer perception of our products, any of which could result in decreased demand for our products or reformulations of existing products to remove such ingredients or substances, which may be costly and reduce their appeal.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the goodwill associated with our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers’ preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, concerns or perceptions regarding the health effects of products, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn or other factors. For example, consumers are increasingly concerned about health and wellness, focusing on the caloric intake associated with regular CSDs, the use of artificial sweeteners in diet CSDs, and the use of natural, organic or simple ingredients in beverages. The demand for CSDs has therefore decreased as consumers have shifted towards NCBs, such as water, RTD coffee and teas, and sports drinks. If we do not effectively anticipate and respond to these changing trends and consumer beverage preferences, our sales and growth could suffer.
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
We have been, and may continue to be, adversely impacted by significant reductions in demand or significant volatility in demand for one or more of our products, as a result of, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with widespread illness such as the COVID-19 pandemic; such impacts could further increase the difficulty of operating our business during the pandemic, including accurately planning and forecasting customer demand.
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
From time to time, we acquire businesses or brands, invest in emerging companies and/or form joint ventures, and enter into various licensing and distribution agreements to expand our product portfolio. In evaluating such endeavors, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, we may incur unforeseen liabilities and obligations in connection with any such transaction, including in connection with the integration or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our respective internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in our financial records and in our consolidated financial statements. We also regularly pursue productivity initiatives, which are focused on cost savings and tax strategies in procurement, manufacturing, and logistics. These strategic initiatives may include investments in new technologies and optimization and relocation of our manufacturing and distribution footprint. New ventures and investments are inherently risky and may not be successful, and we may face challenges in achieving strategic objectives and other benefits expected from such investments or ventures. Any acquisitions, investments or ventures may also disrupt ongoing business activity or result in the diversion of management attention and resources from other initiatives and operations.
Our financial performance will depend in large part on how well we can manage and improve the performance of acquired businesses or brands and the success of our other investments and ventures. We may not achieve the strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.

Our facilities and operations will require substantial investment and upgrading, and those investments may not achieve the intended financial benefits of such investment.
We continue to incur significant costs to upgrade or keep up-to-date various facilities and equipment or restructure our operations, including closing existing facilities or opening new ones. Additionally, we rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. We have ongoing programs to invest and upgrade our manufacturing, distribution and other facilities, including expansive investments in manufacturing facilities in Spartanburg, South Carolina; Newbridge, Ireland; and Allentown, Pennsylvania.
If our investment and restructuring costs are higher than anticipated, the investments and upgrades are not sufficient to meet our near-term future business needs, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, our costs and financial performance could be negatively affected. As a result of the COVID-19 pandemic and other business disruptions, we have experienced delays in the construction of certain of our new facilities and the production equipment contained within, and we may continue to experience such delays.
Substantial disruption at our manufacturing and distribution facilities could occur.
A disruption at our manufacturing and distribution facilities could have a material adverse effect on our business. In addition, a disruption could occur at the facilities of our suppliers, bottlers, contract manufacturers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, widespread illness (such as the COVID-19 pandemic), strikes, labor shortages, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases beyond our production capabilities, we would need to either expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including a third party’s termination of distribution rights licensed to us, could harm our business.
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
As of December 31, 2022, we had $51,837 million of total assets, of which $20,072 million were goodwill and $23,183 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships and contractual arrangements. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. An impairment was recently recorded and could be recorded again as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products and/or the product category resulting in diminished long-term revenue growth; (ii) higher commodity or transportation prices; (iii) lower prices for our products or increased marketing as a result of increased competition; (iv) not achieving forecasted productivities; (v) significant disruptions to our operations as a result of both internal and external events; and (vi) changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rates and market beta volatility and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.
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
We negotiate with our suppliers to extend our payment terms to decrease our cash conversion cycle and manage our working capital, and If suppliers are unwilling to meet our customary payment terms, it may limit the pool of potential suppliers. Further, if a reduction in our payment terms with our suppliers occurs, our liquidity may be adversely affected.
As part of ongoing efforts to decrease our cash conversion cycle and maximize our working capital, we negotiate with our suppliers to optimize our terms and conditions, which includes the consideration of payment terms. As part of this process, we strive to seek 360 day payment terms in commercial negotiations with potential suppliers. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days.
If a potential supplier is unwilling to accept 360 day payment terms as a part of the commercial negotiation, we may remove them from consideration, which could limit the overall pool of potential suppliers for selection.
If, during the procurement process, suppliers are either replaced or a supplier’s contract is renegotiated, our payment terms may be reduced. If our payment terms are reduced, our ability to maintain our cash conversion cycle to maximize our working capital, as well as our liquidity, may be adversely affected. Additionally, due to these replacements or renegotiations, we may need to utilize various financing arrangements for short-term liquidity.

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
Additionally, significant changes in laws or regulations, including the Inflation Reduction Act of 2022, effective August 16, 2022, which imposes a 1% excise tax on share repurchases that occur after December 31, 2022, may reduce our ability to take advantage of our share repurchase program.
The agreements that govern our indebtedness contain various covenants that impose restrictions on us and may affect our ability to operate our business.
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
RISKS RELATING TO LABOR AND EMPLOYMENT
Failure to recruit and retain qualified personnel, or failure to effectively manage changes in our workforce such as labor shortages, employee turnover, and increases in wages, could significantly impact our operations.
Our future success depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. If we are unable to recruit, retain and motivate the senior management team and other key personnel sufficiently to support the projected growth and initiatives of our business, our business and financial performance may be adversely affected.
Disruption in the global economy has exacerbated employee turnover and led to continued labor shortages, particularly in the market for frontline employees in the production and distribution environments. The labor force has been and may continue to be impacted by a number of factors related to macroeconomic and geopolitical uncertainty. Additionally, competition in the labor marketplace for qualified employees has led to increased costs, such as higher wages in order to recruit and retain employees. A prolonged labor shortage or inflation in labor costs could have a significant impact on our business and financial performance.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including labor disputes or work stoppages.
Approximately 8,800 of our employees worldwide are covered by collective bargaining agreements. These agreements typically expire every three to four years at various dates. We may not be able to renew our collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing, renewed or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
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
We license rights to third parties to bottle and distribute our products. Net sales from our Beverage Concentrates segment represent sales of beverage concentrates to third-party bottling companies that we do not own. The Beverage Concentrates segment’s operations generate a significant portion of our overall income from operations. Some of these bottlers are also our direct competitors, or also bottle and distribute products for our competitors. The majority of these bottlers’ business comes from selling either their own products or our competitors’ products. In addition, some of the finished products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors make their own business decisions. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our brands.
In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. In some cases, the license agreements include buy-out rights that allow us to exit for a fee, and we may have additional limited termination rights. The termination of any material license arrangement could adversely affect our business and financial performance, and any disputes could be costly and divert management attention. We may need to increase support for our brands in certain territories to maintain our route to market and may not be able to pass price increases through to them. Their financial condition could also be adversely affected by conditions beyond their control, and their business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third-party bottlers.
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
A small number of companies, located primarily in Asia, manufacture the vast majority of our brewers, with a majority of the brewers we sell procured from one third-party brewer manufacturer. If these manufacturers are not able to perform, whether as a result of natural disaster, information technology failure, commercial or international trade dispute, or otherwise, or are not able to scale their manufacturing operations to match increasing consumer demand for our brewers at competitive costs, our overall results will be negatively affected.
GENERAL RISK FACTORS
Our financial results may be negatively impacted by recession, financial and credit market disruptions and other economic conditions.
Changes in economic and financial conditions in the U.S., Canada, Mexico or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. We may be impacted by consumer price sensitivity associated with many of our products. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations, thus reducing our cash flow, or the ability of our vendors to supply materials timely. Additionally, these disruptions could have a negative effect on our ability to raise capital through the issuance of unsecured commercial paper or senior notes.
Although we have no operations in Russia or Ukraine, we have experienced supply chain constraints and inflation in input costs, logistics, manufacturing and labor costs due to the impact of the conflict on the global economy. If continued, the conflict between Russia and Ukraine could result in additional supply chain disruptions, volatility in fuel and commodity prices, and significant fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations.
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
Unseasonable or unusual weather, natural disasters or long-term climate changes could add volatility to commodity prices and have the potential to disrupt the availability of raw materials, energy and fuel, our ability to produce our products and may result in reduced demand for our products, which may have a negative effect on our business and financial performance.

Global climate change poses a threat to communities, businesses, farmers and ecosystems across the world. Climate change is already affecting the agricultural sector, and disruptions to crop growing conditions are expected to increase with extreme weather events, increasing temperatures, and changing water availability. Water is the main ingredient in substantially all of our products. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain operations. The competition for water among domestic, agricultural and manufacturing users is increasing in the countries where we operate, and as water becomes scarcer or the quality of the water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our business and financial performance. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.
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
Our products are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we conduct business. These laws and regulations apply to many aspects of our business including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution and sale of our products. Other laws and regulations that may impact our business relate to competition, the environment, relations with distributors and retailers, employment, privacy, health and trade practices. Our expanding international business will also expose us to economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export laws and regulations.
Violations of these laws or regulations in the manufacturing, safety, sourcing, labeling, storing, transportation, advertising, distribution and sale of our products could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. For example, changes in laws related to packaging materials or the use or disposal of plastics or special taxes on soft drinks or ingredients could increase our costs. In addition, changes in legislation imposing tariffs on or restricting the importation of our products or raw materials required to make our products, restricting the sale of K-Cup pods, requiring compostability of K-Cup pods, limiting the ability of consumers to put K-Cup pods into municipal waste or recycling streams could, at least for some period of time, cut off a significant source of our sales and profits. Changes in bottle deposit and recycling laws, including requiring manufacturers of K-Cup pods to pay responsible producer or other fees to either governmental or non-governmental entities in connection with the collection, recycling, or disposition of K-Cup pods, may support our corporate responsibility objectives and goals, but could increase our costs.
We depend on key information systems and third-party service providers.
We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. We rely on third-party providers for a number of key information systems and business processing services, including hosting, collecting, storing and transmitting our primary data center and processing various accounting and transactional services. An offshore shared service center managed by third parties provides lower cost services to conduct our business, including a number of accounting, tax, IT programming and monitoring services, and computing functions. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.
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
We use information technology and third party service providers to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, information technology, human resources and computing functions.
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
We have been, and in the future may be, a party to various litigation claims and legal proceedings that may include employment, tort, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection, discriminatory pricing and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We will establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We will base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have two global corporate headquarters, located in Burlington, Massachusetts and Frisco, Texas, both of which are leased.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2022:

	Beverage Concentrates		Packaged Beverages		Latin America Beverages		Coffee Systems		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	1	—	5	12	—	—	1	5	7	17
Warehouse and distribution facilities	—	—	28	60	—	—	—	8	28	68
International
Production facilities	1	—	—	—	3	—	—	2	4	2
Warehouse and distribution facilities	—	—	—	—	5	31	—	33	5	64
Total	2	—	33	72	8	31	1	48	44	151
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
BODYARMOR LITIGATION
In 2019, ABC, a subsidiary of KDP, filed suit against BodyArmor and Mike Repole in the Superior Court for the State of Delaware. The complaint asserted breach of contract and other related claims in connection with BodyArmor’s attempted early termination of the distribution contract between BodyArmor and ABC. In January 2022, KDP agreed to a $350 million payment from BodyArmor as full settlement of all claims under the litigation against BodyArmor and satisfaction of the holdback amount owed to ABC in association with the sale of ABC’s equity interest in BodyArmor in 2021.
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
As of December 31, 2022, there were 9,059 stockholders of record of our common stock.
KDP's Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
ISSUER REPURCHASES OF EQUITY SECURITIES
On October 1, 2021, our Board of Directors authorized a share repurchase program of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. There were no share repurchase programs in effect during the years ended December 31, 2021 and 2020.
The following table summarizes shares repurchased by us under this program during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program (in millions)
October 1 to October 31	—	$—	—	$3,912
November 1 to November 30	—	—	—	3,912
December 1 to December 31	8,018,696	36.31	8,018,696	3,621
Total	8,018,696	$36.31	8,018,696	$3,621

COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of DPS through July 9, 2018 and KDP from July 10, 2018 through December 31, 2022 with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2017, with dividends reinvested quarterly. The graph additionally assumes that a special cash dividend of $103.75 which was declared and paid as a result of the DPS Merger was reinvested in KDP once shares resumed trading on July 10, 2018.

$275
$250
$225
$200
$175
$150
$125
$100
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2022 and 2021 and year-over-year comparisons between the years ended December 31, 2022 and 2021. Discussions of the periods prior to the year ended December 31, 2021 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 and the discussion therein for the year ended December 31, 2021 compared to the year ended December 31, 2020 is incorporated by reference into this Annual Report.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of flavored CSDs, NCBs, including water (enhanced and flavored), RTD tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewers. With a wide range of hot and cold beverages that meet virtually any consumer need, KDP key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Mott's, Clamato, Core, Green Mountain Coffee Roasters and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. KDP offers more than 125 owned, licensed and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S. according to IRi, available nearly everywhere people shop and consume beverages.
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
SEGMENTS
As of December 31, 2022, our reportable segments were as follows:
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

EXECUTIVE SUMMARY
Financial Overview

As Reported, in millions (except Diluted EPS)

As Adjusted, in millions (except Diluted EPS)

On October 6, 2022, we announced a strategic partnership with Red Bull, the iconic global energy brand, to sell and distribute Red Bull Energy Drink products in Mexico, which began in the fourth quarter of 2022.
On November 9, 2022, we invested $51 million, inclusive of incremental third-party costs, in exchange for equity interests in Athletic Brewing, a leading non-alcoholic craft beer maker in the U.S.
On December 8, 2022, we announced a strategic partnership with Nutrabolt, a global active health and wellness company, to sell and distribute C4 Energy RTD beverages in the vast majority of our company-owned DSD territories. We invested $871 million, inclusive of incremental third-party costs, in exchange for an approximately 30% ownership interest in the company and expect to begin distributing C4 Energy RTD beverages in early 2023.
As a result of our quarterly triggering events assessment and our annual impairment assessment, we recorded non-cash impairment charges of $472 million on indefinite-lived brands during the year ended December 31, 2022, led by Bai and Schweppes. Refer to Note 3 of the Notes to our Consolidated Financial Statements for further information.

Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, Risk Factors, as well as the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us.
Some of these items, such as the ongoing COVID-19 pandemic and the invasion of Ukraine by Russia, and the resulting impacts on the global economy, including supply chain constraints and labor shortages, have led to inflation in input costs, logistics, manufacturing and labor costs, which has further led to fluctuation in interest rates. During the year ended December 31, 2022, we have experienced supply chain disruptions and a significant inflationary impact compared to the prior year. These impacts have created headwinds for our industry that we expect to continue into 2023.
As a result of these inflationary pressures, we have increased the pricing on a number of our products across our portfolio. Consequently, we may incur a reduction of volume or net sales, which, combined with the inflationary pressures, could impact our margins and operating results.
Refer to Note 5 of the Notes to our Consolidated Financial Statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk for management's discussion of how we manage our exposure to commodity risk.
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

	Items Affecting Comparability(1)
(in millions)	Employee Compensation Expense(2)	Employee Protection Costs(3)	Allowances for Expected Credit Losses(4)	Total
For the year ended December 31, 2022
Coffee Systems	$1	$5	$—	$6
Packaged Beverages	4	3	—	7
Beverage Concentrates	—	—	—	—
Latin America Beverages	—	1	—	1
Total	$5	$9	$—	$14

For the year ended December 31, 2021
Coffee Systems	$4	$16	$(2)	$18
Packaged Beverages	8	7	(8)	7
Beverage Concentrates	—	—	(3)	(3)
Latin America Beverages	—	2	—	2
Total	$12	$25	$(13)	$24

(1)Employee compensation expense and employee protection costs are both included as the COVID-19 items affecting comparability in the reconciliation of our Adjusted Non-GAAP financial measures.
(2)Amounts primarily included incremental benefits provided to frontline workers such as extended sick leave, in order to maintain essential operations during the COVID-19 pandemic.
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
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$14,057	$12,683	$1,374	10.8%
Cost of sales	6,734	5,706	1,028	18.0
Gross profit	7,323	6,977	346	5.0
Selling, general and administrative expenses	4,645	4,153	492	11.8
Impairment of intangible assets	477	—	477	NM
Gain on litigation settlement	(299)	—	(299)	NM
Other operating income, net	(105)	(70)	(35)	NM
Income from operations	2,605	2,894	(289)	(10.0)
Interest expense	693	500	193	38.6
Loss on early extinguishment of debt	217	105	112	NM
Gain on sale of equity method investment	(50)	(524)	474	NM
Impairment of investments and note receivable	12	17	(5)	NM
Other expense (income), net	14	(2)	16	NM
Income before provision for income taxes	1,719	2,798	(1,079)	(38.6)
Provision for income taxes	284	653	(369)	(56.5)
Net income including non-controlling interest	1,435	2,145	(710)	(33.1)
Less: Net loss attributable to non-controlling interest	(1)	(1)	—	NM
Net income attributable to KDP	$1,436	$2,146	$(710)	(33.1)%

Earnings per common share:
Basic	$1.01	$1.52	$(0.51)	(33.6)%
Diluted	1.01	1.50	(0.49)	(32.7)%

Gross margin	52.1%	55.0%		(290) bps
Operating margin	18.5%	22.8%		(430) bps
Effective tax rate	16.5%	23.3%		(680) bps
Sales Volume. The following table sets forth changes in sales volume for the year ended December 31, 2022 compared to the prior year:

K-Cup pod volume	1.4%
Brewer volume	(5.2)%
CSD sales volume	1.5%
NCB sales volume	1.3%

Net Sales. Net sales increased $1,374 million, or 10.8%, to $14,057 million for the year ended December 31, 2022 compared to $12,683 million in the prior year. This performance reflected favorable net price realization across all segments totaling 10.6% and volume/mix growth of 0.5%. These benefits were slightly offset by unfavorable FX translation of 0.3%.
Gross Profit. Gross profit increased $346 million, or 5.0%, to $7,323 million for the year ended December 31, 2022 compared to $6,977 million in the prior year. This performance primarily reflected the strong growth in net sales and the benefit of productivity, partially offset by broad-based inflation and an unfavorable change in unrealized commodity mark-to-market impacts of $152 million. Gross margin decreased 290 bps versus the year ago period to 52.1%.
Selling, General and Administrative Expenses. SG&A expenses increased $492 million, or 11.8%, to $4,645 million for the year ended December 31, 2022 compared to $4,153 million in the prior year. The increase reflected higher logistics costs, driven by both inflation and volume/mix impacts, increases in labor and other operating expenses, and an unfavorable comparison of unrealized mark-to-market losses of $55 million on commodity contracts.
Impairment of Intangible Assets. Impairment of intangible assets reflected non-cash impairment charges of $477 million primarily driven by Bai and Schweppes. Refer to Note 3 of the Notes to our Consolidated Financial Statements for further information.
Gain on litigation settlement. Gain on litigation settlement reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the first quarter of 2022. Refer to Note 12 of the Notes to our Consolidated Financial Statements for further information.
Other Operating Income, Net. Other operating income, net increased $35 million for the year ended December 31, 2022 compared to the prior year, primarily driven by the portion of the settlement payment from BodyArmor which was allocated to the recovery of legal fees incurred during the litigation process and a business interruption insurance recovery.
Income from Operations. Income from operations decreased $289 million, or 10.0%, to $2,605 million for the year ended December 31, 2022 compared to $2,894 million in the prior year, primarily driven by the non-cash impairment charges of $477 million, which was partially offset by the gain on the litigation settlement. Other factors include higher SG&A expenses, partially offset by increased gross profit. Operating margin decreased 430 bps versus the year ago period to 18.5%.
Interest Expense. Interest expense increased $193 million, or 38.6%, to $693 million for the year ended December 31, 2022 compared to $500 million for the prior year. This change was primarily driven by the unfavorable comparison of unrealized mark-to-market losses of $255 million on interest rate contracts, which was partially offset by reduced interest expense on our senior unsecured notes as a result of our strategic refinancing initiatives.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected an unfavorable change of $112 million, with a loss of $217 million during the year ended December 31, 2022 related to our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver, as compared to a loss of $105 million in the prior year associated with our 2021 strategic refinancing.
Gain on sale of equity method investment. For the years ended December 31, 2022 and 2021 we recorded $50 million and $524 million, respectively, for the sale of our equity method investment in BodyArmor. The amount recorded in 2022 represents the portion of the settlement payment from BodyArmor that was allocated to the satisfaction of the holdback amount owed to us. Refer to Note 12 of the Notes to our Consolidated Financial Statements for further information.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected non-cash impairment charges of $12 million and $17 million for the years ended December 31, 2022 and 2021, respectively, associated with the wind-down of Bedford. Refer to Note 12 of the Notes to our Consolidated Financial Statements for further information.
Effective Tax Rate. The effective tax rate decreased 680 bps to 16.5% for the year ended December 31, 2022, compared to 23.3% in the prior year, primarily driven by the revaluation of state deferred tax liabilities due to legislative changes and the favorable mix of our incremental income in low tax jurisdictions in the year.
Net Income Attributable to KDP. Net income attributable to KDP decreased $710 million, or 33.1%, to $1,436 million for the year ended December 31, 2022 as compared to $2,146 million in the prior year, primarily driven by the unfavorable change in gain on sale of our equity method investment in BodyArmor, lower income from operations, increased interest expense, and the unfavorable change in loss on early extinguishment of debt, partially offset by the decrease in our effective tax rate.
Diluted EPS. Diluted EPS decreased 32.7% to $1.01 per diluted share as compared to $1.50 in the prior year.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2022 and 2021, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

(in millions)	For the Year Ended December 31,
Segment Results — Net sales	2022	2021
Coffee Systems	$4,982	$4,716
Packaged Beverages	6,607	5,882
Beverage Concentrates	1,725	1,486
Latin America Beverages	743	599
Net sales	$14,057	$12,683

	For the Year Ended December 31,
(in millions)	2022	2021
Segment Results — Income from Operations
Coffee Systems	$1,316	$1,446
Packaged Beverages	1,014	1,023
Beverage Concentrates	1,061	1,047
Latin America Beverages	158	133
Unallocated corporate costs	(944)	(755)
Income from operations	$2,605	$2,894
COFFEE SYSTEMS
The following table provides selected information for our Coffee Systems segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$4,982	$4,716	$266	5.6%
Income from operations	1,316	1,446	(130)	(9.0)%
Operating margin	26.4%	30.7%		(430) bps
Sales Volume. Inclusive of the impact of the 53rd week, K-Cup pod volume increased 1.4% for the year ended December 31, 2022, which reflected the segment’s coffee recovery program to increase pod manufacturing output and rebuild finished goods inventories to satisfy consumer demand and restore customer service levels. Brewer volume decreased 5.2% in the year ended December 31, 2022, driven by the unfavorable comparison to brewer shipment growth of 10.0% in the prior year as appliance household penetration growth rates returned to expected long-term trends.
Net Sales. Net sales increased 5.6% to $4,982 million for the year ended December 31, 2022 compared to $4,716 million in the prior year, driven by favorable net price realization of 7.0%, partially offset by volume/mix declines of 0.8% and unfavorable FX translation of 0.6%.
Income from Operations. Income from operations decreased $130 million, or 9.0%, to $1,316 million for the year ended December 31, 2022, compared to $1,446 million in the prior year, as a result of broad-based inflation, particularly in green coffee and packaging and increases in other operating expenses. These decreases were partially offset by the benefits of net sales growth, productivity, favorable asset sale-leaseback activity of $44 million in the Coffee Systems segment associated with our strategic asset investment program and a business interruption insurance recovery. Operating margin declined 430 bps versus the prior year to 26.4%, primarily due to the aforementioned inflationary headwinds.

PACKAGED BEVERAGES
The following table provides selected information for our Packaged Beverages segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$6,607	$5,882	$725	12.3%
Income from operations	1,014	1,023	(9)	(0.9)%
Operating margin	15.3%	17.4%		(210) bps
Sales Volume. Sales volume for the year ended December 31, 2022 decreased 0.5% compared to the prior year. Reductions in contract manufacturing more than offset growth in our branded portfolio, with strength in Motts, Core, Polar, Hawaiian Punch, and our CSD portfolio, partially offset by declines in Bai.
Net Sales. Net sales increased 12.3% to $6,607 million in the year ended December 31, 2022, compared to $5,882 million in the prior year, driven by favorable net price realization of 12.1% and volume/mix growth of 0.3%, slightly offset by unfavorable FX translation of 0.1%.
Income from Operations. Income from operations decreased $9 million, or 0.9%, to $1,014 million for the year ended December 31, 2022 compared to $1,023 million for the prior year, primarily driven by the $316 million non-cash impairment charges in the segment, predominantly related to Bai, which were partially offset by the gain on the settlement of litigation with BodyArmor of $271 million. Other offsetting factors included the benefits of net sales growth, productivity, and reduced restructuring and integration expense, partially offset by broad-based inflation, higher costs to serve the ongoing strong consumer demand, and the unfavorable year-over-year comparison in the Packaged Beverages segment of asset sale-leaseback activity associated with our strategic asset investment program. Operating margin declined 210 bps versus the prior year to 15.3%.
BEVERAGE CONCENTRATES
The following table provides selected information for our Beverage Concentrates segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$1,725	$1,486	$239	16.1%
Income from operations	1,061	1,047	14	1.3%
Operating margin	61.5%	70.5%		(900) bps
Sales Volume. Sales volume for the year ended December 31, 2022 increased 1.6% compared to the prior year, primarily driven by Dr Pepper and Canada Dry, partially offset by Schweppes and Crush.
Net Sales. Net sales increased 16.1% to $1,725 million in the year ended December 31, 2022, compared to $1,486 million in the prior year, reflecting higher net price realization of 14.7% and volume/mix growth of 1.7%, slightly offset by unfavorable FX translation effects of 0.3%.
Income from Operations. Income from operations increased $14 million, or 1.3%, to $1,061 million for the year ended December 31, 2022 compared to $1,047 million in the prior year. This performance reflected the impact of strong net sales growth, partially offset by the non-cash impairment charges in the segment of $161 million, led by Schweppes, broad-based inflation and costs associated with the start-up and operation of our new manufacturing facility. Operating margin decreased 900 bps versus the prior year to 61.5%.

LATIN AMERICA BEVERAGES
The following table provides selected information for our Latin America Beverages segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$743	$599	$144	24.0%
Income from operations	158	133	25	18.8%
Operating margin	21.3%	22.2%		(90) bps
Sales Volume. Sales volume for the year ended December 31, 2022 increased 7.2% versus the prior year, driven by strong in-market execution across the segment’s portfolio, with particular strength in Peñafiel and Squirt.
Net Sales. Net sales grew 24.0% to $743 million for the year ended December 31, 2022, compared to $599 million in the prior year, reflecting favorable net price realization of 13.9%, volume/mix growth of 9.1%, and favorable FX translation of 1.0%.
Income from Operations. Income from operations increased $25 million, or 18.8%, to $158 million for the year ended December 31, 2022 compared to $133 million in the prior year, driven by the benefits of net sales growth and productivity, partially offset by the impacts of broad-based inflation, logistics and operating costs associated with incremental volumes, and increased marketing expense. Operating margin decreased 90 bps versus the prior year to 21.3%.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing cost management strategies through our productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
The following summarizes our cash activity for the years ended December 31, 2022, 2021 and 2020:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $33 million from December 31, 2021 to December 31, 2022 primarily as a result of our investment in Nutrabolt, offset by proceeds from the cash settlement with BodyArmor.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future .

Additionally, in April 2022, we chose to undertake our 2022 Strategic Refinancing, issuing approximately $3 billion of senior unsecured notes and using the net proceeds to voluntarily prepay and retire several tranches of existing senior unsecured notes with higher interest rates, which reduced our overall interest payments and our annual cash requirements. As part of this transaction, we additionally unwound approximately $1.5 billion of notional amount of our outstanding designated forward starting swaps and received cash proceeds of approximately $125 million. Refer to Note 4 of the Notes to our Consolidated Financial Statements for further information about the 2022 strategic refinancing initiative.
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
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $37 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, driven by the decrease in net income adjusted for non-cash items and the impact of the change in working capital.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle.

	December 31,
	2022	2021
DIO	68	58
DSO	39	33
DPO	167	160
Cash conversion cycle	(60)	(69)
Our cash conversion cycle increased 9 days to approximately (60) days as of December 31, 2022 as compared to (69) days as of December 31, 2021. The increases in DSO and DPO were primarily driven by rising inflation during the year, and the increase in DIO reflects our efforts to restore inventory to meet customer service levels.
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
We have been informed by the third party administrators that as of December 31, 2022 and December 31, 2021, $3,839 million and $3,194 million, respectively, of our outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions. The amounts settled through the program and paid to the financial institutions were $3,935 million, $3,331 million and $2,770 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Impact of the CARES Act
Beginning in the second quarter of 2020, we deferred payments of employer-related payroll taxes as allowed under the CARES Act. Payment of at least 50% of the deferred amount was due on January 3, 2022, with the remainder due by January 3, 2023. We deferred a total of $59 million in such payments since the CARES Act was implemented, and we timely paid approximately $30 million as of January 3, 2022 and the remainder as of January 3, 2023.
Sources of Liquidity - Financing
In February 2022, we terminated our 2021 364-Day Credit Agreement and our KDP Revolver and replaced them with the 2022 Revolving Credit Agreement, which provides for a $4 billion revolving credit facility.
In April 2022, we undertook our 2022 Strategic Refinancing and issued a $3 billion aggregate face value of Notes, consisting of the 2029 Notes, the 2032 Notes, and the 2052 Notes. The proceeds from the issuance were used to voluntarily prepay and retire the remaining 2023 Merger Notes and to tender portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
We have a commercial paper program, under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. As of December 31, 2022, we had borrowings of $399 million outstanding.
We also have an active shelf registration statement, filed with the SEC on August 19, 2022, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings at the direction of our Board of Directors.
Refer to Note 4 of the Notes to our Consolidated Financial Statements for management's discussion of our financing arrangements.
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $168 million, $102 million, and $200 million of net cash proceeds from our strategic asset investment program during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in Proceeds from sales of property, plant and equipment in the Consolidated Statements of Cash Flows.
Debt Ratings
As of December 31, 2022, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa2	P-2	Stable	February 26, 2021
S&P	BBB	A-2	Stable	April 19, 2022
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations. As of December 31, 2022, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.

LIBOR Considerations
In 2017, the U.K. Financial Conduct Authority announced that LIBOR will no longer be published after 2021. In the U.S., the Alternative Reference Rates Committee selected the SOFR as the preferred alternative reference rate to LIBOR. Certain LIBOR tenors will continue to be published through June 30, 2023.
We have a number of financing arrangements which incorporate LIBOR as a benchmark rate and which extend past 2022. The agreements related to such financing arrangements use LIBOR tenors which will continue to be published through June 30, 2023. Additionally, these agreements contain provisions for alternative reference rates. We do not expect a significant change to our cost of debt as a result of the transition from LIBOR to an alternative reference rate.
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Now that we have met our post-merger goals, we plan to further reduce our leverage ratio. We also plan to invest in inorganic value creation through M&A, including portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition to M&A, we have repurchased shares of our outstanding common stock, as described below.
Deleveraging and Other Debt Repayments
During the year ended December 31, 2022, we made net debt repayments of $115 million, primarily driven by the redemption and retirement of the remainder of our 2023 Merger Notes and 2038 Notes, as well as the tender of portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes.
Regular Quarterly Dividends
For the year ended December 31, 2022, we have declared total dividends of $0.775 per share, versus $0.7125 per share for the year ended December 31, 2021.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock potentially enabling us to return value to shareholders. We repurchased and retired $379 million of common stock during the year ended December 31, 2022.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Newbridge, Ireland; Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2022 and 2021, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $353 million, $423 million and $461 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the years ended December 31, 2022, 2021 and 2020 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $213 million, $189 million and $280 million for the years ended December 31, 2022, 2021 and 2020, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments in beverage startup companies generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option. During the year ended December 31, 2022, we invested $972 million in exchange for equity interests in Nutrabolt, Tractor and Athletic Brewing.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers to ensure competitive distribution scale for our brands. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $45 million, $32 million and $56 million for the years ended December 31, 2022, 2021 and 2020, respectively.

RESIDUAL VALUE GUARANTEES
We have a number of leasing arrangements and one licensing arrangement with special purpose entities associated with the same sponsor. Each one of these arrangements contain a residual value guarantee. As of December 31, 2022, we have not recorded any liabilities as it is not probable that we will have to make any payments required under the residual value guarantee. Refer to Note 19 of the Notes to our Consolidated Financial Statements for further information.
UNCERTAINTIES AND TRENDS AFFECTING LIQUIDITY AND CAPITAL RESOURCES
Disruptions in financial and credit markets, including those caused by inflation due to global economic uncertainty and the associated rise in interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
•Our continued capital expenditures;
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
Effective January 1, 2021, we modified our internal reporting and operating segments to reflect changes in the executive leadership team to further enhance speed-to-market and decision effectiveness. Although this did not change our reportable segments, our reporting units and operating segments were redefined. For 2022 and 2021, we defined our six reporting units as follows:

Reportable Segments	Reporting Units
Packaged Beverages	DSD
WD
Coffee Systems	Coffee Systems
Beverage Concentrates	Branded Concentrates
Fountain Foodservice
Latin America Beverages	Latin America Beverages
For both goodwill and other indefinite lived intangible assets, we have the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is "more likely than not" less than its carrying value, also known as a Step 0 analysis. If a quantitative analysis is required, the following would be required:
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
As of October 1, 2022, we performed a quantitative analysis for goodwill and certain indefinite lived brand assets, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. We performed a qualitative Step 0 analysis for other indefinite lived intangible assets, including certain brands, trade names, contractual arrangements, and distribution rights. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Critical assumptions for quantitative analyses include revenue growth and profit performance over the next five year period, as well as an appropriate discount rate and long-term growth rate, as applicable. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Long-term growth rates are based on the long-term inflation forecast, industry growth and the long-term economic growth potential.

The following table provides the range of rates used in the analysis as of October 1, 2022:

Rate	Minimum	Maximum
Discount rates	7.3%	10.3%
Long-term growth rates	—%	3.8%
The following table shows the non-cash impairment charges that were recorded for the years presented:

	Year Ended December 31,
(in millions)	2022	2021	2020
Non cash-impairment charges for indefinite lived brand assets	$472	$—	$67
Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2022, would not change our conclusion.
For the indefinite-lived intangible assets quantitatively assessed, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of those brands as of October 1, 2022, would impact the amount of headroom over the carrying value of those brands as follows (in millions):

	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$2,136	$2,136	$2,710	$2,537
Less than 25%	2,186	2,547	1,612	1,799
26 - 50%	—	—	2,351	3,446
In excess of 50%	14,848	28,942	12,497	22,797
(1)Carrying value reflects the results of the annual impairment analysis recognized during the year ended December 31, 2022.
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2022, would not change our conclusion.
For the indefinite-lived intangible assets quantitatively assessed, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of those brands as of October 1, 2022, would impact the amount of headroom over the carrying value of those brands as follows (in millions):

	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$2,136	$2,136	$2,396	$2,271
Less than 25%	2,186	2,547	1,926	2,153
26 - 50%	—	—	2,351	3,515
In excess of 50%	14,848	28,942	12,497	23,257
(1)Carrying value reflects the results of the annual impairment analysis recognized during the year ended December 31, 2022.
Refer to Note 3 of the Notes to our Consolidated Financial Statements for additional information about our impairment assessments.

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
A 10% change in the accrual for our customer incentives, sales returns and marketing programs would have affected our income from operations by $50 million for the year ended December 31, 2022.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2022
Net sales	$8,242
Income from operations	1,008
Net income attributable to KDP	1,436

	December 31,
(in millions)	2022	2021
Current assets	$1,712	$1,594
Non-current assets	45,721	43,972
Total assets(1)	$47,433	$45,566

Current liabilities	$4,797	$3,470
Non-current liabilities	17,463	17,125
Total liabilities(2)	$22,260	$20,595
(1)Includes $3 million and $209 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2022 and December 31, 2021, respectively.
(2)Includes $1,186 million and $40 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2022 and December 31, 2021, respectively.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the years ended December 31, 2022 and 2021, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
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
For the year ended December 31, 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters, specifically the antitrust litigation; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic, which were incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results; (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs; (ix) transaction costs for significant business combinations (completed or abandoned); (x) foundational projects, which are transformative and non-recurring in nature; and (xi) impairments recognized on certain intangible brand assets.
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
For the years ended December 31, 2022 and 2021, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the Year Ended December 31, 2022
Reported	$6,734	$7,323	52.1%	$4,645	$477	$(299)	$(105)	$2,605	18.5%
Items Affecting Comparability:
Mark to market	(120)	120		(30)	—	—	—	150
Amortization of intangibles	—	—		(138)	—	—	—	138
Stock compensation	—	—		(5)	—	—	—	5
Restructuring and integration costs	—	—		(170)	—	—	(2)	172
Productivity	(116)	116		(114)	—	—	—	230
Impairment of intangible assets	—	—		—	(477)	—	—	477
Non-routine legal matters	—	—		(13)	—	—	—	13
COVID-19	(9)	9		(5)	—	—	—	14
Gain on litigation	—	—		—	—	271	—	(271)
Transaction costs	—	—		(1)	—	—	—	1
Foundational projects	—	—		(4)	—	—	—	4
Adjusted	$6,489	$7,568	53.8%	$4,165	$—	$(28)	$(107)	$3,538	25.2%
Impact of foreign currency			—%						—%
Constant currency adjusted			53.8%						25.2%

For the Year Ended December 31, 2021
Reported	$5,706	$6,977	55.0%	$4,153	$—	$—	$(70)	$2,894	22.8%
Items Affecting Comparability:
Mark to market	32	(32)		25	—	—	—	(57)
Amortization of intangibles	—	—		(134)	—	—	—	134
Stock compensation	—	—		(18)	—	—	—	18
Restructuring and integration costs	—	—		(202)	—	—	—	202
Productivity	(72)	72		(91)	—	—	—	163
Non-routine legal matters	—	—		(30)	—	—	—	30
COVID-19	(26)	26		(11)	—	—	—	37
Transaction costs	—	—		(2)	—	—	—	2
Malware incident	—	—		2	—	—	—	(2)
Adjusted	$5,640	$7,043	55.5%	$3,692	$—	$—	$(70)	$3,421	27.0%
Refer to page 46 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Year Ended December 31, 2022
Reported	$693	$217	$(50)	$12	$14	$1,719	$284	16.5%	$1,436	$1.01
Items Affecting Comparability:
Mark to market	(249)	—	—	—	4	395	93		302	0.21
Amortization of intangibles	—	—	—	—	—	138	35		103	0.07
Amortization of deferred financing costs	(2)	—	—	—	—	2	—		2	—
Amortization of fair value debt adjustment	(19)	—	—	—	—	19	4		15	0.01
Stock compensation	—	—	—	—	—	5	(1)		6	—
Restructuring and integration costs	—	—	—	—	—	172	41		131	0.09
Productivity	—	—	—	—	—	230	56		174	0.12
Impairment of intangible assets	—	—	—	—	—	477	126		351	0.25
Impairment of investment	—	—	—	(12)	—	12	3		9	0.01
Loss on early extinguishment of debt	—	(217)	—	—	—	217	51		166	0.12
Non-routine legal matters	—	—	—	—	—	13	3		10	0.01
COVID-19	—	—	—	—	—	14	4		10	0.01
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Transaction costs	—	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	—	4	1		3	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	80		(80)	(0.06)
Adjusted	$423	$—	$—	$—	$18	$3,097	$700	22.6%	$2,398	$1.68
Impact of foreign currency								—%
Constant currency adjusted								22.6%

Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other expense (income), net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Year Ended December 31, 2021
Reported	$500	$105	$(524)	$17	$(2)	$2,798	$653	23.3%	$2,146	$1.50
Items Affecting Comparability:
Mark to market	6	—	—	—	(6)	(57)	(13)		(44)	(0.03)
Amortization of intangibles	—	—	—	—	—	134	31		103	0.07
Amortization of deferred financing costs	(7)	—	—	—	—	7	2		5	—
Amortization of fair value of debt adjustment	(19)	—	—	—	—	19	5		14	0.01
Stock compensation	—	—	—	—	—	18	15		3	—
Restructuring and integration costs	—	—	—	—	—	202	47		155	0.11
Productivity	—	—	—	—	—	163	40		123	0.09
Impairment of investment	—	—	—	(17)	—	17	(45)		62	0.04
Loss on early extinguishment of debt	—	(105)	—	—	—	105	24		81	0.06
Non-routine legal matters	—	—	—	—	—	30	7		23	0.01
COVID-19	—	—	—	—	—	37	9		28	0.02
Gain on sale of equity-method investment	—	—	524	—	—	(524)	(124)		(400)	(0.28)
Transaction costs	—	—	—	—	—	2	—		2	—
Malware incident	—	—	—	—	—	(2)	—		(2)	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	19		(19)	(0.01)
Adjusted	$480	$—	$—	$—	$(8)	$2,949	$670	22.7%	$2,280	$1.60

Change - adjusted	(11.9)%								5.2%	5.0%
Impact of foreign currency	—%								0.2%	—%
Change - constant currency adjusted	(11.9)%								5.4%	5.0%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the year ended December 31, 2022
Income from operations
Coffee Systems	$1,316	$198	$1,514
Packaged Beverages	1,014	119	1,133
Beverage Concentrates	1,061	173	1,234
Latin America Beverages	158	4	162
Unallocated corporate costs	(944)	439	(505)
Total income from operations	$2,605	$933	$3,538

For the year ended December 31, 2021
Income from operations
Coffee Systems	$1,446	$197	$1,643
Packaged Beverages	1,023	99	1,122
Beverage Concentrates	1,047	11	1,058
Latin America Beverages	133	2	135
Unallocated corporate costs	(755)	218	(537)
Total income from operations	$2,894	$527	$3,421

	Reported	Impact of Foreign Currency	Constant Currency
For the year ended December 31, 2022
Net sales
Coffee Systems	5.6%	0.6%	6.2%
Packaged Beverages	12.3	0.1	12.4%
Beverage Concentrates	16.1	0.3	16.4%
Latin America Beverages	24.0	(1.0)	23.0%
Total net sales	10.8	0.3	11.1%

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the year ended December 31, 2022
Income from operations
Coffee Systems	(7.9)%	0.4%	(7.5)%
Packaged Beverages	1.0	0.2	1.2%
Beverage Concentrates	16.6	0.3	16.9%
Latin America Beverages	20.0	(1.5)	18.5%
Total income from operations	3.4	0.3	3.7%

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the year ended December 31, 2022
Operating margin
Coffee Systems	26.4%	4.0%	30.4%	(0.1)%	30.3%
Packaged Beverages	15.3	1.8%	17.1	0.1%	17.2
Beverage Concentrates	61.5	10.0%	71.5	—%	71.5
Latin America Beverages	21.3	0.5%	21.8	(0.1)%	21.7
Total operating margin	18.5	6.7%	25.2	—%	25.2

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following discussion of our results for the year ended December 31, 2022 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period FX rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 11.1% in the year ended December 31, 2022 compared to the prior year, driven by favorable net price realization of 10.6% and volume/mix growth of 0.5%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 3.7% compared to the prior year, primarily driven by the strong growth in net sales and the benefit of productivity. These benefits were partially offset by the impact of broad-based inflation and increases in other operating costs.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense decreased 11.9% compared to the prior year, driven by reduced interest expense on our senior unsecured notes as a result of our strategic refinancing initiatives.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 22.6% for the year ended December 31, 2022 compared to 22.7% for the prior year, primarily driven by our incremental income in low tax jurisdictions in the current year, mostly offset by the unfavorable comparison to the tax benefit received in the prior year from the release of our valuation allowance against our U.S. foreign tax credit carryforwards.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 5.4% compared to the prior year, primarily driven by income from operations growth and lower interest expense.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 5.0% over the prior year.
Results of Operations by Segment
COFFEE SYSTEMS
Constant Currency Net Sales. Constant currency net sales increased 6.2%, driven by higher net price realization of 7.0%, partially offset by unfavorable volume/mix of 0.8%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the year ended December 31, 2022 decreased 7.5% compared to the prior year period, as a result of broad-based inflation, particularly in green coffee and increases in other operating expenses. These decreases were partially offset by the benefits of net sales growth, productivity, favorable asset sale-leaseback activity in the Coffee Systems segment associated with our strategic asset investment program and a business interruption insurance recovery.
PACKAGED BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 12.4%, reflecting favorable net price realization of 12.1% and volume/mix growth of 0.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the year ended December 31, 2022 increased 1.2% compared to the prior year period, driven by the benefits of net sales growth and increased productivity. These benefits were partially offset by broad-based inflation, higher costs to serve the ongoing strong consumer demand, and the unfavorable year-over-year comparison in the Packaged Beverages segment of asset sale-leaseback activity associated with our strategic asset investment program.
BEVERAGE CONCENTRATES
Constant Currency Net Sales. Constant currency net sales increased 16.4%, reflecting higher net price realization of 14.7% and volume/mix growth of 1.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the year ended December 31, 2022 increased 16.9% compared to the prior year period. This performance reflected the impact of net sales growth, partially offset by costs associated with the operation of our new manufacturing facility in Newbridge, Ireland.

LATIN AMERICA BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 23.0%, driven by favorable net price realization of 13.9% and volume/mix growth of 9.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the year ended December 31, 2022 increased 18.5% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by the impacts of broad-based inflation, logistics and operating costs associated with incremental volumes, and increased marketing expense.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and commodity prices. We regularly enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculation, investing or trading. Refer to Note 5 of the Notes to our Consolidated Financial Statements for further information about our derivative instruments.
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar, the Mexican peso and the Euro against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in earnings as incurred.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2022, we had derivative contracts outstanding with notional values of $1,001 million maturing at various dates through October 2024. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized gain of $19 million as of December 31, 2022, and the impact of a 10% change (up or down) in exchange rates is estimated to increase or decrease the fair value by approximately $50 million. The fair value of foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized gain of $16 million as of December 31, 2022, and the impact of a 10% change (up or down) in exchange rates is estimated to increase or decrease the fair value by approximately $50 million. Any increase or decrease in the value of the foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2022, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,568 million and our variable-rate debt was $399 million, comprised entirely of commercial paper. Additionally, as of December 31, 2022, the total notional value of receive-fixed, pay-variable interest rate swaps was $1,900 million. Our variable-rate derivative instruments are generally based on SOFR and a credit spread.
We estimate that the potential impact to our interest rate expense associated with variable rate debt and derivative instruments resulting from a hypothetical interest rate change of 1%, based on variable-rate debt and derivative instrument levels as of December 31, 2022, would be an increase or decrease of approximately $23 million. Our estimate of the annual impact to interest expense reflects our assumption that SOFR will not fall below 0%.
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2022, we had derivative contracts outstanding with a notional value of $754 million maturing at various dates through April 2024. The fair market value of these contracts as of December 31, 2022 was a net liability of $45 million.
As of December 31, 2022, the impact of a 10% change (up or down) in market prices for these commodities where the risk of movements has not been hedged is estimated to have a $42 million impact to our income from operations for the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Indefinite-Lived Intangible Assets Valuation - Certain Brand Assets - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 3, the Company has indefinite-lived brand intangible assets (“brand assets”) with a balance of $19,291 million as of December 31, 2022. Management recognized non-cash impairment losses of $472 million for the year ended December 31, 2022. The Company’s evaluation of the brand assets for impairment is performed annually as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable and involves the comparison of the fair value of each brand asset to its carrying value. Management estimates the fair value of the brand assets using a multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of these assets requires management to make significant estimates and assumptions related to revenue growth projections, operating margins, and discount rates. Each of these assumptions is sensitive to future market or industry conditions, as well as company-specific conditions. Changes in these assumptions could have a significant impact on the fair value of certain indefinite-lived brand intangible assets (“certain brand assets”) that have a lower headroom percentage, the amount of any impairment, or both. Given the significant judgments made by management to estimate the fair value of certain brand assets, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the timing and reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures consisted of risk assessment and testing the timing of management’s impairment assessment and the underlying business and valuation assumptions for certain brand assets. Those procedures included, but were not limited to, the following:
•We tested the effectiveness of controls over the Company’s indefinite-lived brand intangible asset impairment review process, including annual and interim controls when circumstances indicated that the carrying amount may not be recoverable.
•We evaluated the reasonableness of management’s ability to forecast revenue growth and operating margins by comparing the forecasts to:
–Historical revenue and operating margins.
–Underlying analysis of business strategies and growth plans.
–Internal communication to senior management.
–Forecasted information in industry reports.
–Historical and forecasted peer data.
•We considered the impact of changes in management's forecast from the October 1, 2022 annual assessment date to December 31, 2022.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates, including testing the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 23, 2023
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 23, 2023

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$14,057	$12,683	$11,618
Cost of sales	6,734	5,706	5,132
Gross profit	7,323	6,977	6,486
Selling, general and administrative expenses	4,645	4,153	3,978
Impairment of intangible assets	477	—	67
Gain on litigation settlement	(299)	—	—
Other operating income, net	(105)	(70)	(39)
Income from operations	2,605	2,894	2,480
Interest expense	693	500	604
Loss on early extinguishment of debt	217	105	4
Gain on sale of equity method investment	(50)	(524)	—
Impairment of investments and note receivable	12	17	102
Other expense (income), net	14	(2)	17
Income before provision for income taxes	1,719	2,798	1,753
Provision for income taxes	284	653	428
Net income including non-controlling interest	1,435	2,145	1,325
Less: Net loss attributable to non-controlling interest	(1)	(1)	—
Net income attributable to KDP	$1,436	$2,146	$1,325

Earnings per common share:
Basic	$1.01	$1.52	$0.94
Diluted	1.01	1.50	0.93
Weighted average common shares outstanding:
Basic	1,416.8	1,415.7	1,407.2
Diluted	1,428.5	1,427.9	1,422.1

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income including non-controlling interest	$1,435	$2,145	$1,325
Other comprehensive income
Foreign currency translation adjustments	(167)	(14)	(9)
Net change in pension and post-retirement liability, net of tax of $3, $—, and $1, respectively	(6)	—	(4)
Net change in cash flow hedges, net of tax of $(87), $30 and $1, respectively	328	(89)	(14)
Total other comprehensive income (loss)	155	(103)	(27)
Comprehensive income	1,590	2,042	1,298
Comprehensive income attributable to non-controlling interest	—	—	—
Comprehensive income attributable to KDP	$1,590	$2,042	$1,298
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$535	$567
Restricted cash and restricted cash equivalents	—	1
Trade accounts receivable, net	1,484	1,148
Inventories	1,314	894
Prepaid expenses and other current assets	471	447
Total current assets	3,804	3,057
Property, plant and equipment, net	2,491	2,494
Investments in unconsolidated affiliates	1,000	30
Goodwill	20,072	20,182
Other intangible assets, net	23,183	23,856
Other non-current assets	1,252	937
Deferred tax assets	35	42
Total assets	$51,837	$50,598
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,206	$4,316
Accrued expenses	1,153	1,110
Structured payables	137	142
Short-term borrowings and current portion of long-term obligations	895	304
Other current liabilities	685	613
Total current liabilities	8,076	6,485
Long-term obligations	11,072	11,578
Deferred tax liabilities	5,739	5,986
Other non-current liabilities	1,825	1,577
Total liabilities	26,712	25,626
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,408,394,293 and 1,418,119,197 shares issued and outstanding as of December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	21,444	21,785
Retained earnings	3,539	3,199
Accumulated other comprehensive income (loss)	129	(26)
Total stockholders' equity	25,126	24,972
Non-controlling interest	(1)	—
Total equity	25,125	24,972
Total liabilities and equity	$51,837	$50,598

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income attributable to KDP	$1,436	$2,146	$1,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	399	410	362
Amortization of intangibles	138	134	133
Other amortization expense	172	164	158
Provision for sales returns	61	63	54
Deferred income taxes	(289)	31	(51)
Employee stock-based compensation expense	52	88	85
Loss on early extinguishment of debt	217	105	4
Gain on sale of equity method investment	(50)	(524)	—
Gain on disposal of property, plant and equipment	(80)	(75)	(36)
Unrealized loss (gain) on foreign currency	26	9	(1)
Unrealized loss (gain) on derivatives	383	(70)	8
Settlements of interest rate contracts	125	—	—
Equity in losses of unconsolidated affiliates	5	5	20
Impairment of intangible assets	477	—	67
Impairment on investments and note receivable of unconsolidated affiliates	12	17	102
Other, net	28	20	60
Changes in assets and liabilities:
Trade accounts receivable	(398)	(152)	(5)
Inventories	(426)	(133)	(107)
Income taxes receivable and payables, net	(105)	114	(91)
Other current and non current assets	(456)	(243)	(435)
Accounts payable and accrued expenses	903	762	624
Other current and non current liabilities	207	3	180
Net change in operating assets and liabilities	(275)	351	166
Net cash provided by operating activities	2,837	2,874	2,456
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	50	578	—
Purchases of property, plant and equipment	(353)	(423)	(461)
Proceeds from sales of property, plant and equipment	168	122	203
Purchases of intangibles	(26)	(32)	(56)
Issuance of related party note receivable	(18)	(19)	(6)
Investments in unconsolidated affiliates	(962)	—	(5)
Other, net	6	(16)	9
Net cash (used in) provided by investing activities	$(1,135)	$210	$(316)

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
(in millions)	2022	2021	2020
Financing activities:
Proceeds from issuance of Notes	$3,000	$2,150	$1,500
Repayment of Notes	(3,365)	(3,595)	(250)
Proceeds from issuance of commercial paper	1,198	5,406	7,288
Repayments of commercial paper	(948)	(5,257)	(8,534)
Proceeds from KDP Revolver	—	—	1,850
Repayment of KDP Revolver	—	—	(1,850)
Repayments of term loan	—	(425)	(955)
Repurchases of common stock	(379)	—	—
Proceeds from issuance of common stock	—	140	—
Proceeds from structured payables	155	156	171
Payments on structured payables	(158)	(167)	(341)
Cash dividends paid	(1,080)	(955)	(846)
Tax withholdings related to net share settlements	(15)	(125)	—
Payments on finance leases	(90)	(54)	(52)
Proceeds from controlling shareholder stock transactions	—	—	29
Other, net	(46)	(36)	—
Net cash used in financing activities	(1,728)	(2,762)	(1,990)
Net change from:
Operating, investing and financing activities	(26)	322	150
Effect of exchange rate changes	(7)	(9)	(6)
Beginning of period	568	255	111
End of period	$535	$568	$255

Non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$213	$189	$280
Transaction costs included in accounts payable and accrued expenses	8	—	—
Conversion of note receivable to equity method investment	6	15	—
Non-cash acquisition of controlling interest	—	—	3
Non-cash purchases of intangibles	19	—	—

Non-cash financing activities:
Dividends declared but not yet paid	281	265	212

Supplemental cash flow disclosures:
Cash paid for interest	363	477	515
Cash paid for income taxes	686	506	582

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2019	1,406.8	$14	$21,557	$1,582	$104	$23,257	$—	$23,257
Net income	—	—	—	1,325	—	1,325	—	1,325
Other comprehensive loss	—	—	—	—	(27)	(27)	—	(27)
Dividends declared, $0.60 per share	—	—	—	(846)	—	(846)	—	(846)
Proceeds from sale of stock by JAB	—	—	29	—	—	29	—	29
Non-cash acquisition of controlling interest	—	—	3	—	—	3	1	4
Shares issued under employee stock-based compensation plans and other	0.5	—	—	—	—	—	—	—
Stock-based compensation	—	—	88	—	—	88	—	88
Balance as of December 31, 2020	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	2,146	—	2,146	(1)	2,145
Other comprehensive loss	—	—	—	—	(103)	(103)	—	(103)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Dividends declared, $0.7125 per share	—	—	—	(1,008)	—	(1,008)	—	(1,008)
Shares issued under employee stock-based compensation plans and other	6.5	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)		(125)
Stock-based compensation	—	—	93	—	—	93	—	93
Balance as of December 31, 2021	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	1,436	—	1,436	(1)	1,435
Other comprehensive income	—	—	—	—	155	155	—	155
Dividends declared, $0.775 per share	—	—	—	(1,096)	—	(1,096)	—	(1,096)
Repurchases of common stock	(10.6)	—	(379)	—	—	(379)	—	(379)
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(15)	—	—	(15)	—	(15)
Stock-based compensation	—	—	53	—	—	53	—	53
Balance as of December 31, 2022	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
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
FISCAL YEAR END
KDP's fiscal year end is December 31, and its interim fiscal quarters are March 31, June 30, and September 30. KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 53 weeks for the year ended December 31, 2022 and 52 weeks for the years ended December 31, 2021 and 2020. KDP does not adjust for the difference in fiscal year, as the difference is within the range permitted by the Exchange Act.
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
The Company would be required to consolidate VIEs for which KDP has been determined to be the primary beneficiary. To determine if KDP is the primary beneficiary, the Company assesses specific criteria and uses judgment when determining if it has the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between the Company and the VIE’s other partner(s). The Company has determined that it is not the primary beneficiary of any VIEs. However, future events may require the Company to consolidate VIEs if the Company becomes the primary beneficiary.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNALLOCATED CORPORATE COST ALIGNMENT
Effective January 1, 2022, the Company updated its presentation of certain of KDP's unallocated corporate costs, primarily related to IT, to be aligned among the Company's segments and to more consistently reflect controllable costs at the segment level. Refer to Note 7 for current year presentation. The following table summarizes the revised and prior presentations of income from operations at the segment level:

	Year Ended December 31,
(in millions)	2021		2020
Segment Results – Income from operations	Current Presentation	Prior Presentation	Current Presentation	Prior Presentation
Coffee Systems	$1,446	$1,318	$1,398	$1,268
Packaged Beverages	1,023	1,010	835	822
Beverage Concentrates	1,047	1,044	935	932
Latin America Beverages	133	133	105	105
Unallocated corporate costs	(755)	(611)	(793)	(647)
Income from operations	$2,894	$2,894	$2,480	$2,480
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
The fair value of Notes and marketable securities as of December 31, 2022 and 2021 are based on quoted market prices for publicly traded securities.
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
As of December 31, 2022 and 2021, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2022, 2021 and 2020.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Acquisitions
The Company evaluates the facts and circumstances of each acquisition to determine whether the transaction should be accounted for as an asset acquisition or a business combination.
Asset Acquisitions
When substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. Direct transaction costs associated with asset acquisitions are capitalized.
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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of COVID-19 in the year ended December 31, 2022. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts was as follows:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of the period	$7	$21	$9
Charges to (reversals of) bad debt expense	3	(13)	17
Write-offs and adjustments	(1)	(1)	(5)
Balance, end of the period	$9	$7	$21
The majority of the Company's customers are located in the U.S. and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. Walmart is a major customer as of December 31, 2022 and 2021 as described in Note 7. As of December 31, 2022 and 2021, Walmart accounted for approximately $303 million and $157 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Inventories
Inventories consist of raw materials, work in process and finished goods. Raw materials include various commodity costs for the Company's ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by the Company include raw materials, direct labor and indirect production and overhead costs. Finished goods also include the purchases of brewing systems and certain beverages from third-party manufacturers. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost method which approximates first-in, first-out. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.
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
Property, Plant and Equipment, Net
Property, plant and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant and equipment. When property, plant and equipment is sold, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in Other operating income, net in the Consolidated Statements of Income.
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
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value. For the years ended December 31, 2022 and 2021, the Company recorded no impairment loss related to these assets. For the year ended December 31, 2020, the Company recorded an impairment loss of $1 million. Impairment loss is recorded in Other operating income, net, in the Consolidated Statements of Income.
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
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost, which includes third-party transaction costs, and are adjusted each period for the Company’s share of the investee’s net income (loss) and dividends paid, if any. The Company's proportionate share of the net income (loss) resulting from these investments is recorded in Other expense (income), net in the Consolidated Statements of Income. Any gains and losses resulting from the sale of these investments are recorded in Gain on sale of equity method investment. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.
Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value and reported in Other non-current assets in the Company's Consolidated Balance Sheets. As of December 31, 2022 and 2021, all such investments were categorized as Level 1. Unrealized gains and losses on these investments are recorded in Other (income) expense, net in the Consolidated Statements of Income.
Investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for at cost and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating income, net, in the Consolidated Statements of Income.
The Company's non-controlling investments in certain privately held entities do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Customer relationships	10	to	40 years
Trade names			10 years
Distribution rights	4	to	10 years
Brands			5 years
Contractual arrangements	10	to	12 years
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
Accounts Payable
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. KDP has been informed by the third party administrator that as of December 31, 2022 and 2021, $3,839 million and $3,194 million, respectively, of KDP's outstanding payment obligations were voluntarily elected by the supplier and sold to financial institutions.
Structured Payables
The Company has entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor pays amounts on behalf of the Company and sells the amounts due from the Company to a participating financial institution. The card sponsor then bills the Company the original payment amount, effectively financing the transaction. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant and equipment, and employee-related payments
Additionally, the Company has commercial arrangements with suppliers who use third party administrators to sell payment obligations from KDP to financial institutions. The Company evaluates the commercial arrangements with suppliers to determine if they are more representative of debt or accounts payable classification. If the Company determines these commercial arrangements are more representative of a financing transaction, then the Company records those payment obligations as structured payables.
Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Pension and Post-retirement Medical Benefits
The Company has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2022, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age and years of service.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
KDP formally designates and accounts for certain foreign exchange forward contracts and interest rate contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. For such contracts, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCI. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCI is reclassified to net income. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the underlying hedged items. If a cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
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
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include CSDs, NCBs, K-Cup pods, appliances and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. These incentives and discounts, which are recorded as a reduction of revenue, include cash discounts, price allowances, volume-based rebates, product placement fees and other financial support for items such as trade promotions, displays, new products, consumer incentives and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics and/or historical trends and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
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
Selling, General and Administrative Expenses
Transportation and Warehousing Costs
The Company incurred $1,746 million, $1,475 million and $1,326 million of transportation and warehousing costs during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $537 million, $540 million and $489 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $65 million, $66 million and $69 million for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.

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
Effective January 1, 2022, the Company changed its accounting policy election to record expense only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed. The cumulative effect of this change in accounting policy was recorded effective January 1, 2022, as the impact of forfeitures on stock-based compensation has historically been insignificant to the Company. Stock-based compensation expense is recognized ratably over the vesting period and is recorded SG&A expenses in the Consolidated Statements of Income. Refer to Note 11 for additional information .
Integration and Restructuring Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP.
The Company also incurs expenses that are an integral component of, and directly attributable to, the Company's restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, IT implementation costs and other incremental costs. The Company has recorded these costs within SG&A expenses on the Consolidated Statements of Income, and these costs are held within unallocated corporate costs.
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
Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. Such differences are recorded in Cost of sales or Other expense (income), net in the Consolidated Statements of Income, depending on the nature of the underlying transaction.
Earnings per Share
Basic EPS is computed by dividing Net income attributable to KDP by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.
Repurchases of Common Stock
Shares repurchased under authorized share repurchase programs are retired, and the excess purchase price over the par value is recorded to additional paid-in capital.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, later amended by ASU 2021-01, Reference Rate Reform (Topic 848) Scope and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The objective of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This was further clarified by ASU 2021-01, which confirmed that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2020-04 is effective and can be elected for all entities from the issuance date of ASU 2020-04 through December 31, 2024, as amended by ASU 2022-06. The Company is currently evaluating ASU 2020-04 but expects the impact to be immaterial to KDP’s consolidated financial statements.
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
3.    Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 are as follows:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
Balance as of December 31, 2020	$9,795	$5,314	$4,536	$539	$20,184
Foreign currency translation	5	5	3	(15)	(2)
Balance as of December 31, 2021	9,800	5,319	4,539	524	20,182
Foreign currency translation	(64)	(46)	(31)	31	(110)
Balance as of December 31, 2022	$9,736	$5,273	$4,508	$555	$20,072
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	December 31, 2022	December 31, 2021
Brands(1)	$19,291	$19,865
Trade names	2,480	2,480
Contractual arrangements(2)	122	123
Distribution rights(3)	100	85
Total	$21,993	$22,553
(1)The decrease in brands with indefinite lives was driven by impairment charges of $472 million, led by Bai and Schweppes, and $102 million of FX translation during the year ended December 31, 2022. Refer to Impairment Analysis below.
(2)The decrease in contractual arrangements is driven by FX translation during the year ended December 31, 2022.
(3)The Company executed seven agreements to acquire distribution rights during the year ended December 31, 2022, which resulted in an increase of $15 million.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2022			December 31, 2021
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(475)	$671	$1,146	$(401)	$745
Customer relationships	638	(204)	434	638	(169)	469
Trade names(1)	127	(101)	26	128	(86)	42
Brands(2)	51	(19)	32	21	(8)	13
Distribution rights	29	(16)	13	29	(11)	18
Contractual arrangements	24	(10)	14	24	(8)	16
Total	$2,015	$(825)	$1,190	$1,986	$(683)	$1,303
(1)The decrease in trade names is driven by FX translation during the year ended December 31, 2022.
(2)The increase in brands with definite lives during the year ended December 31, 2022 is driven by the acquisition of Atypique, which was recorded as a definite lived brand asset of $30 million with an estimated useful life of five years. This increase was partially offset by impairment expense recognized through accumulated amortization of $5 million on a definite lived brand asset.
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Amortization expense for intangible assets with definite lives	$138	$134	$133
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2023	2024	2025	2026	2027
Expected amortization expense for intangible assets with definite lives	$138	$130	$117	$113	$95
IMPAIRMENT ANALYSIS
The following table summarizes impairment recognized on indefinite lived intangible assets as a result of the annual impairment analyses as of October 1 of each year and interim triggering analyses during the periods:

	Year Ended December 31,
(in millions)	2022	2021	2020
Interim triggering analysis	$311	$—	$—
Annual analysis	161	—	67
Total impairment of indefinite lived intangible assets	$472	$—	$67
Quarterly Triggering Event Analysis
The Company performed an analysis as of September 30, 2022 to evaluate whether any triggering events occurred during the third quarter of 2022. Management identified specific performance and margin challenges for Bai and performed a Step 1 quantitative discounted cash flow analysis using the income approach. As a result of this analysis, KDP recorded an impairment charge of $311 million in the Packaged Beverages segment.
Annual Analysis
For both goodwill and other indefinite lived intangible assets, KDP has the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is "more likely than not" less than its carrying value, also known as a Step 0 analysis.
For the years ended December 31, 2022 and 2021, KDP performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names, contractual arrangements and distribution rights and did not identify any indicators of impairment. For goodwill and the primary indefinite-lived brands, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
For the year ended December 31, 2020, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value.
The following table provides the range of rates used in the analysis as of October 1, 2022, 2021, and 2020:

	2022		2021		2020
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	7.3%	10.3%	6.5%	10.0%	6.0%	10.0%
Long-term growth rates	—%	3.8%	—%	3.8%	—%	3.5%
Royalty rates(1)	N/A	N/A	N/A	N/A	1.0%	10.0%
(1)Royalty rates were not used for the impairment analysis for the years ended December 31, 2022 or 2021, as KDP performed a Step 0 qualitative analysis for the trade names which historically utilized the Relief From Royalty Method.
The primary factors that led to the brand impairment determination in the fourth quarter of 2022, driven primarily by Schweppes, was the change in the macroeconomic environment leading to increases in discount rates, as shown in the table above, as well as supply chain disruptions within third-party distribution networks.
The factors that led to the Bai brand impairment determination in the fourth quarter of 2020 were primarily performance of the brand during the COVID-19 pandemic, related shifts in consumer behaviors that were expected to be other-than-temporary, and updated forecasts of brand performance based on a refined strategic vision to market and sell the product.
The results of the impairment analysis of the Company's indefinite lived brands as of October 1, 2022, 2021, and 2020 are as follows:

	2022		2021		2020
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$2,136	$2,136	$—	$—	$415	$415
Less than 25%	2,186	2,547	3,311	3,663	5,052	5,775
26 - 50%	—	—	5,335	7,456	2,261	2,993
In excess of 50%	14,848	28,942	11,173	21,982	11,946	19,835
(1)Carrying value reflects the results of the annual impairment analysis recognized during the years ended December 31, 2022 and 2020.
4. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2022	2021
Notes	$11,568	$11,733
Less: current portion of long-term obligations	(496)	(155)
Long-term obligations	$11,072	$11,578
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2022	2021
Commercial paper notes	$399	$149
Current portion of long-term obligations:	496	155
Short-term borrowings and current portion of long-term obligations	$895	$304

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2022	2021
2023 Merger Notes	May 25, 2023	4.057%	—	1,000
2023 Notes	December 15, 2023	3.130%	500	500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	1,000
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	2,000
2029 Notes	April 15, 2029	3.950%	1,000	—
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	—
2038 Notes	May 1, 2038	7.450%	—	125
2038 Merger Notes	May 25, 2038	4.985%	211	500
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	750
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	—
Principal amount			$11,743	$11,875
Adjustment from principal amount to carrying amount(1)			(175)	(142)
Carrying amount			$11,568	$11,733
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
Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. As of December 31, 2022, the Company was in compliance with all financial covenant requirements of the Notes.

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
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		December 31, 2022		December 31, 2021
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of December 31, 2022.
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
As of December 31, 2022, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
KDP has a commercial paper program, under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2,400 million. The maturities of the commercial paper notes vary, but commercial paper notes are classified as short-term, as maturities do not exceed one year. The Company issues commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings.
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2022	2021	2020
Weighted average commercial paper borrowings	$40	$943	$789
Weighted average borrowing rates	2.36%	0.25%	1.24%
Letters of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, the Company has an incremental letters of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $68 million of which was utilized as of December 31, 2022 and $82 million of which remains available for use.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
FAIR VALUE DISCLOSURES
The fair values of the Company's commercial paper notes approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $10,495 million and $13,078 million as of December 31, 2022 and December 31, 2021, respectively.
5. Derivatives
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in interest expense in the Consolidated Statements of Income. As of December 31, 2022, economic interest rate derivative instruments have maturities ranging from January 2027 to April 2032.
Additionally, during the year ended December 31, 2022, KDP entered into reverse treasury lock contracts in order to manage the interest rate risk related to changes in value of the tender offers in the 2022 Strategic Refinancing prior to the pricing date. These contracts terminated during the year ended December 31, 2022, and the realized losses associated with these contracts are reported in loss on early extinguishment of debt in the Consolidated Statements of Income.
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
On September 30, 2022, KDP de-designated $500 million of notional amount of the forward starting swaps. As the forecasted debt transaction is still probable to occur, the fair value of the these instruments as of September 30, 2022 was recorded in AOCI. Changes in fair value of the these instruments from the point of de-designation will be recorded as unrealized gains or losses in interest expense in the Consolidated Statements of Income. As of December 31, 2022, the remaining forward starting swaps designated as cash flow hedges have a mandatory termination date in May 2025.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
During the years ended December 31, 2022, 2021 and 2020, KDP held FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2022, these FX contracts have maturities ranging from January 2023 to September 2024.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to either forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses or forecasted capital expenditures of certain equipment in euros for KDP’s U.S. manufacturing facilities. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of December 31, 2022, these FX contracts have maturities ranging from January 2023 to October 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. During the years ended December 31, 2022, 2021 and 2020, the Company held forward, future, swap and option contracts that economically hedged certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's operating segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2022, these commodity contracts have maturities ranging from January 2023 to April 2024.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2022	2021
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$500	$2,500
Forward starting swaps, not designated as hedging instruments	1,000	—
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	1,900	400
FX contracts
Forward contracts, not designated as hedging instruments	490	463
Forward contracts, designated as cash flow hedges	511	385
Commodity contracts, not designated as hedging instruments(1)	754	529
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Not Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments not designated as hedging instruments within the Consolidated Balance Sheets:

			December 31,
(in millions)	Fair Value Hierarchy	Balance Sheet Location	2022	2021
Assets:
Interest rate contracts	2	Prepaid expenses and other current assets	$—	$2
FX forward contracts	2	Prepaid expenses and other current assets	8	3
Commodity contracts	2	Prepaid expenses and other current assets	6	133
Interest rate contracts	2	Other non-current assets	49	—
FX forward contracts	2	Other non-current assets	1	—
Commodity contracts	2	Other non-current assets	1	2

Liabilities:
Interest rate contracts	2	Other current liabilities	$58	$—
FX forward contracts	2	Other current liabilities	—	2
Commodity contracts	2	Other current liabilities	51	28
Interest rate contracts	2	Other non-current liabilities	194	5
FX forward contracts	2	Other non-current liabilities	—	9
Commodity contracts	2	Other non-current liabilities	1	1
Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets:

		December 31,
(in millions)	Balance Sheet Location	2022	2021
Assets:
FX contracts	Prepaid expenses and other current assets	$21	$6
FX contracts	Other non-current assets	1	1
Interest rate contracts	Other non-current assets	88	—

Liabilities:
FX contracts	Other current liabilities	$3	$1
Interest rate contracts	Other current liabilities	—	8
Interest rate contracts	Other non-current liabilities	—	128

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses recognized in the Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		For the Year Ended December 31,
(in millions)	Income Statement Location	2022	2021	2020
Interest rate contracts	Interest expense	$231	$(25)	$7
Interest rate contracts	Loss on early extinguishment of debt	31	—	—
FX forward contracts	Cost of sales	(7)	4	(6)
FX forward contracts	Other expense (income), net	(9)	—	6
Commodity contracts	Cost of sales	12	(148)	(35)
Commodity contracts	SG&A expenses	(46)	(60)	22
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		For the Year Ended December 31,
(in millions)	Income Statement Location	2022	2021	2020
Interest rate contracts	Interest expense	$(6)	$—	$—
FX contracts	Cost of sales	5	18	2
KDP expects to reclassify approximately $8 million and $15 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Leases
The following table presents the components of lease cost:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost	$137	$121	$113
Finance lease cost
Amortization of right-of-use assets	76	63	47
Interest on lease liabilities	23	18	14
Variable lease cost(1)	35	31	27
Short-term lease cost	2	—	1
Sublease income	—	(1)	(2)
Total lease cost	$273	$232	$200
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$113	$103
Operating cash flows from finance leases	23	18	14
Financing cash flows from finance leases	90	54	52
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$320	$293	$234
Finance leases	104	408	90
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	December 31,
	2022	2021
Weighted average discount rate
Operating leases	5.0%	4.3%
Finance leases	3.7%	3.6%
Weighted average remaining lease term
Operating leases	11 years	12 years
Finance leases	9 years	10 years
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in millions)	Operating Leases	Finance Leases
2023	$128	$119
2024	132	114
2025	124	109
2026	115	146
2027	94	59
Thereafter	585	299
Total future minimum lease payments	1,178	846
Less: imputed interest	(275)	(133)
Present value of minimum lease payments	$903	$713

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2022, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $220 million. These leases will commence between 2023 and 2025, with initial lease terms ranging from 4 to 10 years.
ASSET SALE-LEASEBACK TRANSACTIONS
Transactions with Special Purpose Entities with Same Sponsor
The Company has entered into a number of asset sale-leaseback transactions with the same sponsor, the Veyron SPEs. The following table presents details of the transactions. Gains on the sale-leasebacks are recorded in Other operating income, net, and the leasebacks are accounted for as operating leases.

(in millions)	Sale Proceeds	Carrying Value	Gain on Sale
2022
March 31, 2022(1)	$77	$39	$38
November 30, 2022(2)	26	12	14
December 14, 2022(3)	65	35	30
2021
December 29, 2021(4)	102	32	70
2020
January 6, 2020(5)	150	131	19
(1)The sale-leaseback transaction included one manufacturing property and one distribution property.
(2)The sale-leaseback transaction included one manufacturing property and one multipurpose property.
(3)The sale-leaseback transaction included one distribution property.
(4)The sale-leaseback transaction included two manufacturing properties and two distribution properties.
(5)The sale-leaseback transaction included two manufacturing properties.
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
Others
The Company has additionally entered into an asset sale-leaseback transaction with another entity. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating income, net, and the leaseback is accounted for as an operating lease.

	Sale Proceeds	Carrying Value	Gain on Sale
January 10, 2020(1)	$50	$27	$23
(1)The sale-leaseback transaction included two distribution properties. The initial term of the leaseback is five years and has two three-year renewal options.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Segments
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
As of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, the Company's reportable segments consist of the following:
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
Information about the Company's operations by reportable segment is as follows:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Net sales
Coffee Systems	$4,982	$4,716	$4,433
Packaged Beverages	6,607	5,882	5,363
Beverage Concentrates	1,725	1,486	1,325
Latin America Beverages	743	599	497
Total net sales	$14,057	$12,683	$11,618

Income from operations
Coffee Systems	$1,316	$1,446	$1,398
Packaged Beverages	1,014	1,023	835
Beverage Concentrates	1,061	1,047	935
Latin America Beverages	158	133	105
Unallocated corporate costs	(944)	(755)	(793)
Income from operations	$2,605	$2,894	$2,480

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2022	2021
Identifiable operating assets
Coffee Systems	$15,830	$15,397
Packaged Beverages	11,870	11,819
Beverage Concentrates	20,495	20,674
Latin America Beverages	1,885	1,763
Segment total	50,080	49,653
Unallocated corporate assets	757	915
Total identifiable operating assets	50,837	50,568
Investments in unconsolidated affiliates	1,000	30
Total assets	$51,837	$50,598
GEOGRAPHIC DATA
The following table presents information about the Company's operations by geographic region:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Net sales
U.S.	$12,454	$11,267	$10,318
International	1,603	1,416	1,300
Net sales	$14,057	$12,683	$11,618

	December 31,
(in millions)	2022	2021
Property, plant and equipment, net
U.S.	$2,088	$2,084
International	403	410
Total property, plant and equipment, net	$2,491	$2,494
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of the Company's total net sales, and is represented in all four of the Company’s reportable segments. The following table provides KDP’s net sales to Walmart:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Net sales
Walmart	$2,184	$1,989	$1,782
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio:

(in millions)	Coffee Systems	Packaged Beverages	Beverage Concentrates	Latin America Beverages	Total
For the Year Ended December 31, 2022
CSD(1)	$—	$3,193	$1,700	$542	$5,435
NCB(1)	—	2,993	14	201	3,208
K-cup pods(2)	3,772	—	—	—	3,772
Appliances	923	—	—	—	923
Other	287	421	11	—	719
Net sales	$4,982	$6,607	$1,725	$743	$14,057

For the Year Ended December 31, 2021
CSD(1)	$—	$2,825	$1,463	$435	$4,723
NCB(1)	—	2,617	11	163	2,791
K-cup pods(2)	3,546	—	—	—	3,546
Appliances	907	—	—	—	907
Other	263	440	12	1	716
Net sales	$4,716	$5,882	$1,486	$599	$12,683

For the Year Ended December 31, 2020
CSD(1)	$—	$2,489	$1,304	$361	$4,154
NCB(1)	—	2,477	10	135	2,622
K-cup pods(2)	3,369	—	—	—	3,369
Appliances	850	—	—	—	850
Other	214	397	11	1	623
Net sales	$4,433	$5,363	$1,325	$497	$11,618
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

	For the Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net income attributable to KDP	$1,436	$2,146	$1,325

Weighted average common shares outstanding	1,416.8	1,415.7	1,407.2
Dilutive effect of stock-based awards	11.7	12.2	14.9
Weighted average common shares outstanding and common stock equivalents	1,428.5	1,427.9	1,422.1

Basic EPS	$1.01	$1.52	$0.94
Diluted EPS	$1.01	$1.50	$0.93

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Financial Statement Impact
The following table sets forth amounts recognized in the Company's financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2022	2021
Projected Benefit Obligations
Beginning balance	$215	$228
Service cost	4	4
Interest cost	7	6
Actuarial losses, net	(53)	(9)
Benefits paid	(4)	(5)
Impact of changes in FX rates	1	—
Plan amendments	3	—
Settlements	(14)	(9)
Ending balance	$159	$215

Fair Value of Plan Assets
Beginning balance	$190	$203
Actual return on plan assets	(49)	1
Employer contributions	3	—
Benefits paid	(4)	(5)
Settlements	(14)	(9)
Ending balance	$126	$190

Net liability recognized	$(33)	$(25)
Non-current assets	$2	$14
Current liability	(1)	(1)
Non-current liability	(34)	(38)
The accumulated benefit obligations for the defined benefit pension plans were $156 million and $195 million as of December 31, 2022 and 2021. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 98% of the total plan assets and 92% of the total projected benefit obligation of all plans combined as of December 31, 2022.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2022	2021
Aggregate projected benefit obligation	$81	$104
Aggregate accumulated benefit obligation	78	101
Aggregate fair value of plan assets	45	65
The following table summarizes the components of the Company's net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Service cost	$4	$4	$3
Interest cost	7	6	7
Expected return on assets	(7)	(8)	(8)
Settlements	(1)	(1)	(1)
Total net periodic benefit costs	$3	$1	$1
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated service costs or net actuarial losses for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2023 are expected to be insignificant.
The following table summarizes amounts included in AOCI for the Company’s defined benefit plans:

	As of December 31,
(in millions)	2022	2021
Net actuarial loss	$6	$2
Prior service cost	3	—
Total	$9	$2
Contributions and Expected Benefit Payments
The Company's contributions to its pension plans for the years ended December 31, 2022, 2021 and 2020, and its projected contributions for the year ended December 31, 2023, are insignificant.
The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

(in millions)	2023	2024	2025	2026	2027	2028-2032
Estimated future benefit payments	$11	$11	$12	$12	$12	$62
Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2022 and 2021, as well as projected 2023 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. Aa rated bonds as of December 31, 2022. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Expected mortality is a key assumption in the measurement for pension benefit obligations. For KDP's U.S. plans, the Company used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2020 published by the Society of Actuaries’ Retirement Plans Experience Committee for each of the years ended December 31, 2022 and 2021.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2022	2021
Weighted average discount rate	5.40%	2.85%
Rate of increase in compensation levels	3.00%	3.00%
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average discount rate	5.40%	2.55%	3.30%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return	6.00%	4.00%	4.00%
For the years ended December 31, 2022, 2021 and 2020, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

	For the Year Ended December 31,
	2022	2021	2020
Fixed income securities:
Asset allocation assumption	80%	80%	80%
Expected long-term rate of return	6.0%	3.4%	3.4%

Equity securities:
Asset allocation assumption	20%	20%	20%
Expected long-term rate of return	6.0%	6.5%	7.4%
Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2022 and 2021, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
PRMB PLANS
The Company has several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements as of December 31, 2022 and 2021.
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
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets:

		Fair Value Measurement as of December 31,
		2022		2021
(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets	Pension Assets	PRMB Assets
Cash and cash equivalents	Level 1	$3	$—	$4	$—
U.S. equity securities(1)(2)	Level 2	15	—	21	1
International equity securities(1)(2)	Level 2	5	6	11	8
Fixed income securities(3)	Level 2	103	1	154	1
Total		$126	$7	$190	$10
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
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $5 million, $5 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2022:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	May 6, 2023 through March 20, 2025
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Red
Surcharge imposed	Yes
(1)Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire January 20, 2025, covers approximately 56% of the employees included in Central States. One of the collective bargaining agreements is set to expire during 2023, covering approximately 6% of the employees included in Central States.
The most recent Pension Protection Act zone status available as of December 31, 2022 is for the plan's year-end as of December 31, 2021. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2022, 2021 and 2020.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	2023	2024	2025	2026	2027
Future estimated contributions to Central States	$2	$2	$2	$2	$2
DEFINED CONTRIBUTION PLANS
The Company sponsors various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRS regulations. The Company makes matching contributions and discretionary profit sharing contributions to these plans. The Company incurred contribution expense of $61 million, $73 million and $77 million to the defined contribution plan for the years ended December 31, 2022, 2021 and 2020, respectively.
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

		As of December 31,
(in millions)	Fair Value Hierarchy	2022	2021
Marketable securities - trading	Level 1	$30	$43
The corresponding liability related to the deferred defined compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other expense (income), net with an offset for the same amount recorded in SG&A expenses. There were $8 million in losses, as well as $5 million and $8 million in gains associated with these trading securities during the years ended December 31, 2022, 2021 and 2020, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
11. Stock-Based Compensation
Stock-based compensation expense is primarily recorded in SG&A expenses in the Consolidated Statements of Income. The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Total stock-based compensation expense(1)	$52	$88	$85
Income tax benefit recognized in the Consolidated Statements of Income	(7)	(14)	(13)
Stock-based compensation expense, net of tax	$45	$74	$72
(1)Effective January 1, 2022, the Company changed its accounting policy for stock-based compensation expense with respect to forfeitures. The cumulative effect of this change resulted in a one-time reduction in stock-based compensation expense of $40 million recognized in the first quarter of 2022. Refer to Note 2 for additional information.
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
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
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted after the DPS Merger through 2019	5-year term with cliff-vesting at the end of the term
RSUs granted during 2020, 2021, and 2022	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5
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
RESTRICTED SHARE UNITS
The table below summarizes RSU activity for the year ended December 31, 2022:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	18,808,491	$25.74	2.2	$693
Granted	4,035,861	35.76	—	—
Vested and released	(1,123,292)	24.66	—	42
Forfeited	(3,682,315)	28.59	—	—
Balance as of December 31, 2022	18,038,745	27.46	1.6	643

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2022, 2021 and 2020 was $35.76, $28.83 and $24.91, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2022, 2021 and 2020 was $42 million, $333 million and $3 million, respectively.
As of December 31, 2022, there was $192 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.1 years.
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
The table below summarizes PSU activity for the year ended December 31, 2022:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	651,042	$28.80	1.1	$24
Granted	—	—	—	—
Vested and released	—	—	—	—
Forfeited	(214,844)	28.80	—	—
Balance as of December 31, 2022	436,198	28.80	0.5	16
As of December 31, 2022, there was $6 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 1.0 year.
STOCK OPTIONS
The table below summarizes stock option activity for the year ended December 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	193,572	$12.09	3.7	$5
Granted	—	—	—	—
Exercised	(17,974)	14.76	—	—
Outstanding as of December 31, 2022	175,598	11.81	2.5	4
Exercisable as of December 31, 2022	175,598	11.81	2.5	4

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
12. Investments and Acquisitions
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The following table summarizes the Company's investments in unconsolidated affiliates:

		December 31,
(in millions)	Ownership Interest	2022	2021
Nutrabolt	29.8%	$874	$—
Tractor	19.2%	49	—
Athletic Brewing(1)	13.1%	51	—
Dyla LLC	12.4%	12	12
Force Holdings LLC(2)	33.3%	4	5
Beverage startup companies(3)	(various)	5	8
Other	(various)	5	5
Investments in unconsolidated affiliates		$1,000	$30
(1)In November 2022, the Company invested $51 million in exchange for a 13.1% ownership interest in Athletic Brewing.
(2)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(3)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
Nutrabolt Investment
In December 2022, the Company invested $871 million, which includes $8 million of incremental third-party costs, in exchange for preferred equity units in Nutrabolt that represent a 29.8% ownership interest on an as-converted basis. The Company will earn the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) our share of Nutrabolt’s earnings as if our preferred equity was converted into common units. During the year ended December 31, 2022, the Company recorded preferred dividends of $3 million, which increased the investment balance for Nutrabolt.
Tractor Investment
In May 2022, the Company invested $44 million in exchange for equity interests in Tractor. The Company also issued a $6 million convertible note to Tractor with an annual interest rate of LIBOR + 5% and a term of six months. The convertible note was converted into equity interests during the second quarter of 2022, increasing the Company’s total ownership in Tractor to 19.2%.
BodyArmor Investment
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Bedford Investment
The Company has a 30% ownership interest in Bedford, which has a carrying value of $0 as of December 31, 2022 and 2021. In December 2021, the board of directors of Bedford communicated to KDP that it was unable to obtain additional investors, and that Bedford will begin procedures to wind down the company. As part of the wind down procedures, KDP and ABI agreed to together fund a $68 million credit agreement to Bedford. KDP will fund 30% of this loan, in line with the Company’s ownership percentage in Bedford. Approximately $14 million of the Company’s responsibility under this credit agreement has been funded and impaired through December 31, 2022. The Company recorded $12 million and $2 million in impairment losses related to this credit agreement during the years ended December 31, 2022 and 2021, respectively, which are included in the impairment charges described below.
The Company has also issued various promissory notes to Bedford since 2020, which have been fully impaired and placed in non-accrual status. The Company has recorded impairment charges related to its investment and notes receivable in Bedford of $12 million, $17 million, and $86 million during the years ended December 31, 2022, 2021 and 2020, respectively. The impairment charges were recorded on the Impairment of investments and note receivable line in the Consolidated Statements of Income.
LifeFuels Investment
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
ACQUISITIONS
Revive
On July 31, 2020, the Company closed on a stock purchase agreement to obtain a 66.4% ownership interest in Revive from Peet's for cash consideration of $1, with Peet's retaining a minority ownership interest. Revive is an organic, non-alcoholic kombucha brand, available in both traditional refrigerated and shelf-stable varieties. The transaction was considered a common control transaction due to KDP's relationship with Peet's at the transaction date, through certain affiliates of JAB. The investment was accounted for as an acquisition of a controlling interest, and in accordance with the requirements of U.S. GAAP for common control transactions, KDP recognized all of Revive's assets and liabilities at their carrying values as of July 31, 2020, with the $3 million difference between the Company's ownership interest in the net assets and the purchase price recorded to additional paid-in capital. Refer to Note 1 for the Company's accounting policies with respect to the consolidation of Revive and accounting for the non-controlling interest.
13. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
U.S.	$789	$2,353	$1,367
International	930	445	386
Total	$1,719	$2,798	$1,753

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Current:
Federal	$320	$386	$297
State	97	136	103
International	156	100	79
Total current provision	$573	$622	$479

Deferred:
Federal	$(141)	$41	$(31)
State	(147)	(8)	(6)
International	(1)	(2)	(14)
Total deferred provision	(289)	31	(51)
Total provision for income taxes	$284	$653	$428
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.6%	3.8%	4.0%
Impact of non-U.S. operations	(2.3)%	0.1%	0.2%
Tax credits	(3.9)%	(0.8)%	(1.3)%
Valuation allowance for deferred tax assets	—%	(0.1)%	(1.1)%
U.S. taxation of foreign earnings	3.7%	0.7%	1.6%
Deferred rate change	(5.2)%	(0.7)%	0.5%
Uncertain tax positions	0.3%	—%	(1.3)%
U.S. federal provision to return	(0.1)%	(0.3)%	0.1%
Excess tax deductions on stock-based compensation	(0.1)%	(1.0)%	—%
Other	0.5%	0.6%	0.7%
Total provision for income taxes	16.5%	23.3%	24.4%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Operating lease liability	$226	$166
Net operating losses carryforwards	36	43
Tax credit carryforwards	35	49
Accrued expenses	149	125
Share-based compensation	41	32
Multi-year upfront payments	10	13
Equity method investments	48	50
Other	69	41
Total deferred tax assets	614	519
Valuation allowances	(47)	(48)
Total deferred tax assets, net of valuation allowances	$567	$471
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,685)	$(5,909)
Property, plant and equipment	(343)	(314)
Derivative instruments	(9)	(18)
Right of use assets	(222)	(164)
Other	(12)	(10)
Total deferred tax liabilities	(6,271)	(6,415)
Net deferred tax liabilities	$(5,704)	$(5,944)
CARRYFORWARDS
As of December 31, 2022 and 2021, the Company had $36 million and $39 million, respectively, in tax-effected Luxembourg net operating loss carry forwards. Of the $36 million of net operating loss carryforwards as of December 31, 2022, $34 million will not expire and $2 million will begin to expire in the year 2034.
As of December 31, 2022, the Company has $34 million of U.S. foreign tax credit carryforwards and $1 million of other carryforwards, primarily related to U.S. state income tax. Foreign tax credits will begin to expire in 2024.
UNDISTRIBUTED INTERNATIONAL EARNINGS
For the tax year ended December 31, 2022, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $604 million. An actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes. The Company has analyzed our global working capital and cash requirements and continues to be indefinitely reinvested in its undistributed earnings except for amounts in excess of its working capital and cash requirements. The Company has recorded any potential withholding tax liabilities, if necessary, attributable to repatriation.
OTHER TAX MATTERS
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada, Ireland, and Mexico. The U.S. and most state income tax returns for years prior to 2017 are closed to examination by applicable tax authorities. Canadian and Mexican income tax returns are generally open for audit for tax years 2018 and forward.
The Company has a tax holiday in Singapore, whereby the local statutory rate is significantly reduced if certain conditions are met. The tax holiday for Singapore is effective through June 2024. The impact of the tax holiday increased net income by approximately $6 million for each of the years ended December 31, 2022 and 2021, respectively, resulting in no impact to basic and diluted EPS for each of the years ended December 31, 2022 and 2021.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. The Company does not currently expect the Inflation Reduction Act to have a material impact on KDP’s consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of the period	$12	$18	$43
Increases related to tax positions taken during the current year	4	2	2
(Decreases) increases related to tax positions taken during the prior year	3	(3)	2
Decreases related to settlements with taxing authorities	(3)	(1)	(8)
Decreases related to lapse of applicable statute of limitations	(1)	(4)	(21)
Balance, end of the period	$15	$12	$18
The total amount of unrecognized tax benefits that would reduce the effective tax rate if recognized is $12 million after considering the federal impact of state income taxes. KDP does not expect a significant change to its unrecognized tax benefits, but it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of audits or the lapse of applicable statutes of limitations.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. KDP recognized no expense related to interest and penalties for uncertain tax positions for the year ended December 31, 2022, and recognized expense of $1 million and benefit of $8 million for the years ended December 31, 2021 and 2020, respectively. The Company had a total of $2 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of both December 31, 2022 and 2021.
14. Restructuring and Integration Costs
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP continued to recognize expenditures for certain initiatives which began during the integration period through 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $962 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations, through December 31, 2022.
Restructuring and integration charges incurred on the defined programs during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
DPS Integration program	$172	$202	$200
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Restructuring liabilities for the DPS Integration Program, all of which were workforce reduction costs, as of December 31, 2022 and 2021 were as follows:

(in millions)	Workforce Reduction Costs
Balance as of December 31, 2020	$14
Charges to expense	41
Cash payments	(36)
Balance as of December 31, 2021	19
Charges to expense	66
Cash payments	(30)
Balance as of December 31, 2022	$55

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities	Cash Flow Hedges	AOCI
Balance as of December 31, 2019	$104	$—	$—	$104
OCI before reclassifications	(9)	(5)	(16)	(30)
Amounts reclassified from AOCI	—	1	2	3
Net current period other comprehensive loss	(9)	(4)	(14)	(27)
Balance as of December 31, 2020	95	(4)	(14)	77
OCI before reclassifications	(14)	—	(102)	(116)
Amounts reclassified from AOCI	—	—	13	13
Net current period other comprehensive loss	(14)	—	(89)	(103)
Balance as of December 31, 2021	81	(4)	(103)	(26)
OCI before reclassifications	(167)	(6)	329	156
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive (loss) income	(167)	(6)	328	155
Balance as of December 31, 2022	$(86)	(10)	$225	$129
The following table presents the amount of losses reclassified from AOCI into the Consolidated Statements of Income:

		For the Year Ended December 31,
(in millions)	Income Statement Caption	2022	2021	2020
Pension and PRMB liabilities	SG&A expenses	$—	$—	$1
Income tax benefit		—	—	—
Total, net of tax		$—	$—	$1

Cash flow hedges:
Interest rate contracts	Interest expense	$(6)	$—	$—
FX contracts	Cost of sales	5	18	2
Total		(1)	18	2
Income tax benefit		—	(5)	—
Total, net of tax		$(1)	$13	$2
16.    Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2022	2021
Land	$44	$50
Buildings and improvements	720	793
Machinery and equipment	2,566	2,369
Cold drink equipment	102	89
Software	459	404
Construction-in-progress	251	138
Property, plant and equipment, gross	4,142	3,843
Less: accumulated depreciation and amortization	(1,651)	(1,349)
Property, plant and equipment, net	$2,491	$2,494

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Cost of sales	$229	$233	$215
SG&A expenses	170	177	147
Total depreciation expense	$399	$410	$362
17. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The following tables provide selected financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2022	2021
Inventories:
Raw materials	$475	$330
Work in process	8	6
Finished goods	858	577
Total	1,341	913
Allowance for excess and obsolete inventories	(27)	(19)
Inventories	$1,314	$894
Prepaid expenses and other current assets:
Other receivables	$167	$112
Prepaid income taxes	49	5
Customer incentive programs	25	21
Derivative instruments	35	144
Prepaid marketing	19	12
Spare parts	89	72
Income tax receivable	17	14
Other	70	67
Total prepaid expenses and other current assets	$471	$447
Other non-current assets:
Operating lease right-of-use assets	$881	$673
Customer incentive programs	46	59
Derivative instruments	140	3
Equity securities(1)	48	58
Equity securities without readily determinable fair values	1	1
Other	136	143
Total other non-current assets	$1,252	$937
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan, as well as our ownership interest in Vita Coco. Refer to Note 10 for additional information about the rabbi trust. Unrealized mark-to-market losses on the Vita Coco investment of $4 million and $5 million for the years ended December 31, 2022 and 2021, respectively, are recorded in Other (income) expense, net.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2022	2021
Accrued expenses:
Customer rebates & incentives	$429	$446
Accrued compensation	246	227
Insurance reserve	53	33
Interest accrual	76	55
Accrued professional fees	7	19
Other accrued expenses	342	330
Total accrued expenses	$1,153	$1,110
Other current liabilities:
Dividends payable	$281	$265
Income taxes payable	87	144
Operating lease liability	100	76
Finance lease liability	95	79
Derivative instruments	112	39
Other	10	10
Total other current liabilities	$685	$613
Other non-current liabilities:
Operating lease liability	$803	$608
Finance lease liability	618	621
Long-term pension and postretirement liability	37	40
Insurance reserves	69	75
Derivative instruments	195	143
Deferred compensation liability	30	43
Other	73	47
Total other non-current liabilities	$1,825	$1,577

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of December 31, 2022 and 2021, the Company had litigation reserves of $12 million and $14 million, respectively, which includes the specific amounts disclosed below. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
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
In July 2021, BJ’s Wholesale Club, Inc. filed suit against Keurig (BJ’s Wholesale Club, Inc. v. Keurig Green Mountain, Inc.) in the U.S. District Court for the Eastern District of New York (“EDNY”) asserting similar claims and also was transferred into the Multidistrict Antitrust Litigation. In August 2021, Winn-Dixie Stores, Inc. and Bi-Lo Holding LLC filed suit against Keurig (Winn-Dixie Stores, Inc. et al. v. Keurig Green Mountain, Inc. et al.) in the EDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. Discovery in these cases is expected to continue into early 2023.
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
Keurig, as part of a joint defense group organized to defend against the lawsuit, disputed CERT's claims and asserted multiple affirmative defenses. The case was scheduled to proceed to a third phase for trial on damages, remedies and attorneys' fees, but such trial did not occur in light of California’s Office of Environmental Health Hazard Assessment proposal of a new Proposition 65 regulation clarifying that cancer warnings are not required for chemicals, such as acrylamide, that are present in coffee as a result of roasting coffee beans. After the regulation took effect in October 2019, the litigation continued based on, among other items, CERT’s contentions that the regulation is legally invalid and, alternatively, cannot be applied to its pending claims. In August 2020, the court granted the defendants' motion for summary judgment, effectively ending CERT's Proposition 65 litigation at the trial court level. CERT appealed the trial court’s ruling, and the California Court of Appeals affirmed the trial court’s ruling in October 2022. On February 15, 2023, the California Supreme Court denied CERT’s petition to review the Court of Appeals’ affirmance. This action effectively concludes the litigation, and accordingly, no loss contingency will be recorded.
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

(in millions)	Accrued Product Warranties
Balance as of December 31, 2020	$10
Accruals for warranties issued	21
Settlements	(18)
Balance as of December 31, 2021	13
Accruals for warranties issued	23
Settlements	(23)
Balance as of December 31, 2022	$13

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
19. Transactions with Variable Interest Entities
Transactions with Veyron SPEs
The Company has a number of leasing arrangements and one licensing arrangement with special purpose entities associated with the same sponsor, which are referred to as the Veyron SPEs. The Veyron SPEs are VIEs for which KDP is not the primary beneficiary, as KDP has limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs’ performance.
Leasing Arrangements
As of December 31, 2022, the Company has entered into fifteen lease transactions with the Veyron SPEs, fourteen of which were associated with asset sale-leaseback transactions. Refer to Note 6 for additional information about the asset sale-leaseback transactions. Each lease has a RVG based on a percentage of the Veyron SPEs’ purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of December 31, 2022 and 2021 were $650 million and $549 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of December 31, 2022 and 2021:

	December 31,
(in millions)	2022(1)	2021(2)
Current assets	$—	$19
Non-current assets	430	312
Current liabilities	22	13
Non-current liabilities	419	323
(1)The leasing agreements included as of December 31, 2022 include nine manufacturing sites, four distribution centers, one multipurpose property and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2021 include seven manufacturing sites, two distribution centers and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of December 31, 2022, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of December 31, 2022, KDP had $100 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2023	2024	2025	2026	2027
Fixed service fees	$8	$8	$8	$8	$8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Transaction with Nutrabolt
The Company has a preferred equity investment in Nutrabolt, which will earn the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) KDP’s share of Nutrabolt’s earnings as if KDP’s preferred equity was converted into common units. As the other investors of Nutrabolt have to share in Nutrabolt's earnings with KDP if in excess of the 5% annual coupon, the other investors lack certain characteristics of a controlling financial interest, which qualifies Nutrabolt as a VIE. KDP is not the primary beneficiary of the VIE and therefore is not required to consolidate Nutrabolt, as the primary shareholder of the VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. KDP has no obligation to provide additional funding to Nutrabolt, and thus the Company’s maximum exposure and risk of loss related to Nutrabolt is limited to the carrying value of KDP’s investment. Refer to Note 12 for additional information about the transaction with Nutrabolt and the carrying value of the investment.
20. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, KDP was indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of December 31, 2022, JAB beneficially owned approximately 31% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company. These commercial relationships may take the form of KDP’s purchase of raw materials, KDP’s license of the companies’ trademarks for use in the manufacturing of K-cup pods, KDP’s sale of products for resale to retail customers, or KDP’s manufacture or distribution of products to, or on behalf of, these companies.
KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 12 for additional information about the Company's investments in unconsolidated affiliates.
RECEIPT AND PAYMENT TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $12 million and $17 million as of December 31, 2022 and 2021, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $8 million and $7 million as of December 31, 2022 and 2021, respectively, primarily related to purchases of finished goods inventory for distribution.
Revenues from and payments to these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Revenues from related parties	$127	$113	$112
Payments to related parties	64	67	73
NOTE RECEIVABLE FROM BEDFORD
KDP has issued various promissory notes to Bedford since 2020, all of which have been fully impaired and placed in non-accrual status. Refer to Note 12 for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2022.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2022, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Balance Sheets as of December 31, 2022 and 2021.
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020.
•Notes to Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 and as of December 31, 2022 and 2021.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.4	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.6	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).
4.7	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index)), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).
4.8	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.10	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.11	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.12	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.13	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.14	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.15	3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.16	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.17	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).

4.18	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.19	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.20	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.21	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.22	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.23	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.24	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.25	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.26	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.27	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.28	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.29	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.30	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).
4.31	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.32	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on March 15, 2021) and incorporated herein by reference).
4.33	Twelfth Supplemental Indenture, dated as of April 22, 2022, among Keurig Dr Pepper Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
10.1	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.2	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.3	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.4	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++

10.5	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.6	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.7	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++
10.8	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for certain of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).++
10.9	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019, amended and restated as of December 7, 2020 (retention incentive award for one of the Company’s Named Executive Officers).++
10.10
Keurig Dr Pepper Short-Term Incentive Plan and Sales Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (filed on February 24, 2022) and incorporated herein by reference).++

10.11	Credit Agreement, dated as of March 24, 2021, among Keurig Dr Pepper Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on March 26, 2021) and incorporated herein by reference).
10.12	Separation and Release Agreement, dated September 24, 2021, by and between the Company and Fernando Cortes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on September 24, 2021) and incorporated herein by reference).
10.13	Suspension of Rights Agreement, dated September 10, 2021, among Keurig Dr Pepper Inc. (f/k/a Dr Pepper Snapple Group, Inc.), JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (filed on October 28, 2021) and incorporated herein by reference).
10.14
Credit Agreement, dated as of February 23, 2022, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (filed on February 24, 2022) and incorporated herein by reference).

10.15	Letter Agreement by and between the Company and Robert J. Gamgort dated April 5, 2022 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 5, 2022) and incorporated herein by reference).
10.16	Letter Agreement by and between the Company and Mauricio Leyva dated July 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on July 19, 2022) and incorporated herein by reference). ++
10.17	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed on July 28, 2022) and incorporated herein by reference).++
10.18*	Letter Agreement by and between the Company and Sudhanshu Priyadarshi dated October 21, 2022.++
10.19*	Separation Agreement and Release by and between the Company and Tony Milikin dated October 28, 2022.++
10.20*	Keurig Dr Pepper Short-Term Incentive Plan.++
21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.

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

Keurig Dr Pepper Inc.
By:	/s/ Sudhanshu Priyadarshi

Name:	Sudhanshu Priyadarshi
Title:	Chief Financial Officer of Keurig Dr Pepper Inc.
(Principal Financial Officer)
Date:	February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Sudhanshu Priyadarshi
	Name:	Robert J. Gamgort		Name:	Sudhanshu Priyadarshi
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Angela A. Stephens		By:	/s/ Oray Boston
	Name:	Angela A. Stephens		Name:	Oray Boston
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Michael Call		By:	/s/ Olivier Goudet
	Name:	Michael Call		Name:	Olivier Goudet
	Title:	Director		Title:	Director
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Peter Harf		By:	/s/ Juliette Hickman
	Name:	Peter Harf		Name:	Juliette Hickman
	Title:	Director		Title:	Director
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Paul S. Michaels		By:	/s/ Pamela Patsley
	Name:	Paul S. Michaels		Name:	Pamela Patsley
	Title:	Director		Title:	Director
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Lubomira Rochet		By:	/s/ Debra Sandler
	Name:	Lubomira Rochet		Name:	Debra Sandler
	Title:	Director		Title:	Director
	Date:	February 23, 2023		Date:	February 23, 2023

By:	/s/ Robert Singer		By:	/s/ Larry Young
	Name:	Robert Singer		Name:	Larry Young
	Title:	Director		Title:	Director
	Date:	February 23, 2023		Date:	February 23, 2023