Form 10-Q
period 2023-03-31
Keurig Dr Pepper Inc.
filed 2023-04-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 25, 2023, there were 1,403,776,408 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q
s-i

KEURIG DR PEPPER INC.
MASTER GLOSSARY

Term	Definition
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and was terminated on February 23, 2022
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC, a former equity method investment of KDP
bps	basis points
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
IRi	Information Resources, Inc.
KDP	Keurig Dr Pepper Inc.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018 and terminated on February 23, 2022.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LIBOR	London Interbank Offered Rate
LRB	Liquid refreshment beverages
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
RSU	Restricted share unit
RVG	Residual value guarantee
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter
(in millions, except per share data)	2023	2022
Net sales	$3,353	$3,078
Cost of sales	1,609	1,428
Gross profit	1,744	1,650
Selling, general and administrative expenses	1,165	1,018
Gain on litigation settlement	—	(299)
Other operating income, net	(5)	(35)
Income from operations	584	966
Interest expense	23	188
Loss on early extinguishment of debt	—	48
Gain on sale of equity method investment	—	(50)
Impairment of investments and note receivable	—	6
Other (income) expense, net	(20)	9
Income before provision for income taxes	581	765
Provision for income taxes	114	180
Net income including non-controlling interest	467	585
Less: Net loss attributable to non-controlling interest	—	—
Net income attributable to KDP	$467	$585

Earnings per common share:
Basic	$0.33	$0.41
Diluted	0.33	0.41
Weighted average common shares outstanding:
Basic	1,406.2	1,418.2
Diluted	1,417.0	1,429.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter
(in millions)	2023	2022
Net income including non-controlling interest	$467	$585
Other comprehensive (loss) income
Foreign currency translation adjustments	108	99
Net change in pension and post-retirement liability, net of tax of $0 and $0, respectively	—	—
Net change in cash flow hedges, net of tax of $21 and $(48), respectively	(82)	142
Total other comprehensive income	26	241
Comprehensive income including non-controlling interest	493	826
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to KDP	$493	$826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$204	$535
Trade accounts receivable, net	1,451	1,484
Inventories	1,391	1,314
Prepaid expenses and other current assets	540	471
Total current assets	3,586	3,804
Property, plant and equipment, net	2,480	2,491
Investments in unconsolidated affiliates	1,009	1,000
Goodwill	20,117	20,072
Other intangible assets, net	23,273	23,183
Other non-current assets	1,160	1,252
Deferred tax assets	35	35
Total assets	$51,660	$51,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,947	$5,206
Accrued expenses	1,046	1,153
Structured payables	137	137
Short-term borrowings and current portion of long-term obligations	2,310	895
Other current liabilities	687	685
Total current liabilities	9,127	8,076
Long-term obligations	9,929	11,072
Deferred tax liabilities	5,739	5,739
Other non-current liabilities	1,763	1,825
Total liabilities	26,558	26,712
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,403,720,858 and 1,408,394,293 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	21,210	21,444
Retained earnings	3,724	3,539
Accumulated other comprehensive income	155	129
Total stockholders' equity	25,103	25,126
Non-controlling interest	(1)	(1)
Total equity	25,102	25,125
Total liabilities and equity	$51,660	$51,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter
(in millions)	2023	2022
Operating activities:
Net income attributable to KDP	$467	$585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	107	106
Amortization of intangibles	34	34
Other amortization expense	45	42
Provision for sales returns	10	12
Deferred income taxes	—	8
Employee stock-based compensation expense	29	(15)
Loss on early extinguishment of debt	—	48
Gain on sale of equity method investment	—	(50)
Gain on disposal of property, plant and equipment	(5)	(38)
Unrealized gain on foreign currency	(2)	(11)
Unrealized gain on derivatives	(95)	—
Equity in (earnings) loss of unconsolidated affiliates	(9)	3
Impairment on investments and note receivable of unconsolidated affiliate	—	6
Other, net	(4)	13
Changes in assets and liabilities:
Trade accounts receivable	28	(73)
Inventories	(74)	(147)
Income taxes receivable and payables, net	60	135
Other current and non-current assets	(151)	(284)
Accounts payable and accrued expenses	(391)	151
Other current and non-current liabilities	22	138
Net change in operating assets and liabilities	(506)	(80)
Net cash provided by operating activities	71	663
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	—	50
Purchases of property, plant and equipment	(62)	(109)
Proceeds from sales of property, plant and equipment	7	78
Purchases of intangibles	(51)	(10)
Issuance of related party note receivable	—	(6)
Investments in unconsolidated affiliates	—	(3)
Other, net	1	3
Net cash (used in) provided by investing activities	$(105)	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Quarter
(in millions)	2023	2022
Financing activities:
Repayments of Notes	$—	$(201)
Proceeds from issuance of commercial paper	3,523	—
Repayments of commercial paper	(3,258)	(149)
Proceeds from structured payables	34	38
Repayments of structured payables	(32)	(37)
Cash dividends paid	(281)	(265)
Repurchases of common stock	(231)	—
Tax withholdings related to net share settlements	(31)	(5)
Payments on finance leases	(24)	(20)
Other, net	(3)	(5)
Net cash used in financing activities	(303)	(644)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	(337)	22
Effect of exchange rate changes	6	4
Beginning balance	535	568
Ending balance	$204	$594

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$222	$139
Transaction costs included in accounts payable and accrued expenses	8	—
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	282	266
Supplemental cash flow disclosures:
Cash paid for interest	39	27
Cash paid for income taxes	49	37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26	—	26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	$14	$21,210	$3,724	$155	$25,103	$(1)	$25,102

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive loss	—	—	—	—	241	241		241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	$14	$21,764	$3,518	$215	$25,511	$—	$25,511

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
References to the "first quarter" indicate the Company's quarterly periods ended March 31, 2023 and 2022.
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
REPORTABLE SEGMENTS
As of January 1, 2023, the Company revised its segment structure to align with changes in how the Company’s Chief Operating Decision Maker manages the business, assesses performance and allocates resources. This change had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. Refer to Note 6 for additional information on the Company’s reportable segments and Note 7 for the Company’s disaggregated revenue portfolio for each reportable segment. The change in segment structure also resulted in a change to the Company’s reporting units. Refer to Note 3 for additional information on the Company’s reporting units.
RECENTLY ADOPTED ACCOUNTING STANDARDS
As of January 1, 2023, the Company adopted ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The objective of ASU 2022-04 is to require entities to disclose information about the use of supplier finance programs in connection with the purchase of goods and services. While the adoption of ASU 2022-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements, it did impact the nature of the disclosures. The previous disclosure was specific to the amount of KDP’s outstanding payment obligations that were voluntarily elected by the supplier and sold to financial institutions as informed by the third party administrators. ASU 2022-04 instead requires disclosure of the amount of KDP’s outstanding obligations loaded into the supplier finance programs by the Company at each reporting period regardless of whether the outstanding obligation has been elected by the supplier to be sold to financial institutions. Refer to Note 13 for additional information on the Company’s obligations to participating suppliers.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	March 31, 2023	December 31, 2022
Notes	$11,575	$11,568
Less: current portion of long-term obligations	(1,646)	(496)
Long-term obligations	$9,929	$11,072
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2023	December 31, 2022
Commercial paper notes	$664	$399
Current portion of long-term obligations	1,646	496
Short-term borrowings and current portion of long-term obligations	$2,310	$895
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	March 31, 2023	December 31, 2022
2023 Notes	December 15, 2023	3.130%	$500	$500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			11,743	11,743
Adjustment from principal amount to carrying amount(1)			(168)	(175)
Carrying amount			$11,575	$11,568
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		March 31, 2023		December 31, 2022
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of March 31, 2023.
As of March 31, 2023, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	First Quarter
(in millions, except %)	2023	2022
Weighted average commercial paper borrowings	$506	$45
Weighted average borrowing rates	4.86%	0.30%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $68 million of which was utilized as of March 31, 2023 and $82 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $10,777 million and $10,495 million as of March 31, 2023 and December 31, 2022, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2023	$8,714	$8,622	$2,736	$20,072
Foreign currency translation	—	—	45	45
Balance as of March 31, 2023	$8,714	$8,622	$2,781	$20,117
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	March 31, 2023	December 31, 2022
Brands(1)	$19,363	$19,291
Trade names	2,480	2,480
Contractual arrangements	122	122
Distribution rights(2)	151	100
Total	$22,116	$21,993
(1)The change in brands with indefinite lives was primarily driven by foreign currency translation of $72 million during the first quarter of 2023.
(2)The Company acquired certain distribution rights from Nutrabolt during the first quarter of 2023 for approximately $51 million.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2023			December 31, 2022
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(494)	$652	$1,146	$(475)	$671
Customer relationships	638	(212)	426	638	(204)	434
Trade names	127	(104)	23	127	(101)	26
Brands	51	(20)	31	51	(19)	32
Contractual arrangements	24	(10)	14	24	(10)	14
Distribution rights	29	(18)	11	29	(16)	13
Total	$2,015	$(858)	$1,157	$2,015	$(825)	$1,190
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2023	2022
Amortization expense	$34	$34
Amortization expense of these intangible assets over the remainder of 2023 and the next five years is expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Expected amortization expense	$101	$127	$115	$111	$95	$87

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPAIRMENT TESTING
KDP conducts impairment tests on goodwill and all indefinite lived intangible assets annually, or more frequently if circumstances indicate that the carrying amount of an asset may not be recoverable. Changes to the Company’s operating segments effective January 1, 2023, as described in Note 6, resulted in a change to the Company’s reporting units. The Company’s reporting units are as follows:

Reportable Segments	Reporting Units
U.S. Refreshment Beverages	U.S. Beverage Concentrates
U.S. WD
DSD
U.S. Coffee	U.S. Coffee
International	Canada Beverage Concentrates
Canada WD
Canada Coffee
Latin America Beverages
Management performed a step 0 analysis as of the effective date of the goodwill for the impacted reporting units. The Company also performed an analysis as of March 31, 2023 to ensure that there were no additional triggering events which occurred during the quarter. As a result of these analyses, management did not identify any indications that the carrying amount of any goodwill or any intangible asset may not be recoverable.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2023, economic interest rate derivative instruments have maturities ranging from February 2033 to December 2036.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, during the first quarter of 2021, the Company entered into forward starting swaps and designated them as cash flow hedges. During the first quarter of 2023, KDP terminated the remaining forward starting swaps which were designated as cash flow hedges. As the forecasted debt transaction associated with the terminated forward starting swaps was no longer considered probable, the realized gains associated with the termination were recorded in interest expense during the first quarter of 2023.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries or with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of KDP’s legal entities. Additionally, the balance sheets of each of the Company’s Canadian and Mexican businesses are subject to exposure from movements in exchange rates.
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of March 31, 2023, these FX contracts have maturities ranging from April 2023 to September 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to either forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses or forecasted capital expenditures of certain equipment in euros for KDP’s U.S. manufacturing facilities. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of March 31, 2023, these FX contracts have maturities ranging from April 2023 to October 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of March 31, 2023, these commodity contracts have maturities ranging from April 2023 to June 2024.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	March 31, 2023	December 31, 2022
Interest rate contracts
Forward starting swaps, designated as cash flow hedges	$—	$500
Forward starting swaps, not designated as hedging instruments	1,500	1,000
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	700	1,900
FX contracts
Forward contracts, not designated as hedging instruments	589	490
Forward contracts, designated as cash flow hedges	472	511
Commodity contracts, not designated as hedging instruments(1)	529	754
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

(in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$5	$8
Commodity contracts	Prepaid expenses and other current assets	7	6
Interest rate contracts	Other non-current assets	36	49
FX contracts	Other non-current assets	1	1
Commodity contracts	Other non-current assets	1	1

Liabilities:
Interest rate contracts	Other current liabilities	$22	$58
FX contracts	Other current liabilities	1	—
Commodity contracts	Other current liabilities	46	51
Interest rate contracts	Other non-current liabilities	123	194
Commodity contracts	Other non-current liabilities	3	1

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

(in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$17	$21
FX contracts	Other non-current assets	1	1
Interest rate contracts	Other non-current assets	—	88

Liabilities:
FX contracts	Other current liabilities	$11	$3
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		First Quarter
(in millions)	Income Statement Location	2023	2022
Interest rate contracts	Interest expense	$(96)	$67
FX contracts	Cost of sales	1	5
FX contracts	Other (income) expense, net	—	8
Commodity contracts	Cost of sales	(15)	(97)
Commodity contracts	SG&A expenses	14	(37)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		First Quarter
(in millions)	Income Statement Location	2023	2022
Interest rate contracts(1)	Interest expense	$(68)	$—
FX contracts	Cost of sales	(1)	3
(1)Amounts recognized during the first quarter of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
KDP expects to reclassify approximately $8 million and $9 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
5. Leases
The following table presents the components of lease cost:

	First Quarter
(in millions)	2023	2022
Operating lease cost	$39	$32
Finance lease cost
Amortization of right-of-use assets	22	18
Interest on lease liabilities	6	6
Variable lease cost(1)	10	9
Total lease cost	$77	$65
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Quarter
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$29
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	24	20
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38	168
Finance leases	17	23
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	March 31, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.1%	5.0%
Finance leases	3.7%	3.7%
Weighted average remaining lease term
Operating leases	10 years	11 years
Finance leases	9 years	9 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$98	$90
2024	141	116
2025	133	111
2026	121	148
2027	100	61
2028	78	47
Thereafter	519	264
Total future minimum lease payments	1,190	837
Less: imputed interest	(275)	(131)
Present value of minimum lease payments	$915	$706

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2023, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $208 million. These leases are expected to commence between the fourth quarter of 2023 and 2025, with initial lease terms ranging from 4 years to 10 years.
ASSET SALE-LEASEBACK TRANSACTION
The Company entered into a sale-leaseback transaction with the Veyron SPEs during the first quarter of 2023. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating income, net, and the leaseback is accounted for as an operating lease.

(in millions)	Sale Proceeds	Carrying Value	Gain on Sale
March 31, 2023(1)	$7	$1	$6
(1)The sale-leaseback transaction included one distribution property.
The initial term of the leaseback is approximately 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. The leaseback has a RVG. Refer to Note 15 for additional information about the RVG associated with the asset sale-leaseback transaction.
6. Segments
Effective January 1, 2023, the Company revised its segment structure to align with changes in how the Company’s Chief Operating Decision Maker manages the business, assesses performance and allocates resources. The Company's reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup and finished beverages, including the sales of the Company's own brands and third-party brands, to third-party bottlers, distributors and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to the Company's K-Cup pods, single-serve brewers and accessories, and other coffee products to partners, retailers and directly to consumers through the Company’s Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean and other international markets from the manufacture and distribution of branded concentrates, syrup and finished beverages, including sales of the Company's own brands and third-party brands, to third-party bottlers, distributors and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to the Company’s single-serve brewers, K-Cup pods and other coffee products.
Segment results are based on management reports. Net sales and income from operations are the significant financial measures used to assess the operating performance of the Company's reportable segments. Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. “Unallocated corporate costs” are excluded from the Company's measurement of segment performance and include unrealized commodity derivative gains and losses, and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about the Company's operations by reportable segment is as follows:

	First Quarter
(in millions)	2023	2022
Segment Results – Net sales
U.S. Refreshment Beverages	$2,007	$1,781
U.S. Coffee	931	943
International	415	354
Net sales	$3,353	$3,078

Segment Results – Income from operations
U.S. Refreshment Beverages	$490	$704
U.S. Coffee	232	255
International	80	64
Unallocated corporate costs	(218)	(57)
Income from operations	$584	$966

(in millions)	March 31, 2023	December 31, 2022
Identifiable operating assets
U.S. Refreshment Beverages	$28,991	$28,987
U.S. Coffee	14,155	14,220
International	6,903	6,873
Segment total	50,049	50,080
Unallocated corporate assets	602	757
Total identifiable operating assets	50,651	50,837
Investments in unconsolidated affiliates	1,009	1,000
Total assets	$51,660	$51,837

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
7. Revenue Recognition
KDP recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include LRB, K-Cup pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration that KDP expects to receive in exchange for transferring goods. The amount of consideration KDP receives and revenue KDP recognizes varies with changes in customer incentives that KDP offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The following table disaggregates KDP's revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the first quarter of 2023:
LRB	$1,970	$—	$253	$2,223
K-Cup pods	—	771	117	888
Appliances	—	125	12	137
Other	37	35	33	105
Net sales	$2,007	$931	$415	$3,353

For the first quarter of 2022:
LRB	$1,753	$—	$203	$1,956
K-Cup pods	—	749	106	855
Appliances	—	161	17	178
Other	28	33	28	89
Net sales	$1,781	$943	$354	$3,078
LRB represents net sales of owned and partner brands within our portfolio and includes CSDs, NCBs, and contract manufacturing of KDP branded products for our bottlers and distributors. K-Cup pods represents net sales from owned brands, partner brands, and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.
8. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding. Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

	First Quarter
(in millions, except per share data)	2023	2022
Net income attributable to KDP	$467	$585

Weighted average common shares outstanding	1,406.2	1,418.2
Dilutive effect of stock-based awards	10.8	11.5
Weighted average common shares outstanding and common stock equivalents	1,417.0	1,429.7

Basic EPS	$0.33	$0.41
Diluted EPS	0.33	0.41

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.0	0.9

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2023	2022
Total stock-based compensation expense(1)	$29	$(15)
Income tax (benefit) expense	(5)	4
Stock-based compensation expense, net of tax	$24	$(11)
(1)The Company recorded a one-time $40 million reduction to stock-based compensation expense as a result of the change in forfeiture policy in the first quarter of 2022.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	18,038,745	$27.46	1.6	$643
Granted	3,090,196	31.53
Vested and released	(2,069,870)	23.41		71
Forfeited	(184,830)	28.24
Outstanding as of March 31, 2023	18,874,241	$28.57	1.8	$666
As of March 31, 2023, there was $226 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.4 years.
10. Investments
The following table summarizes investments in unconsolidated affiliates as of March 31, 2023 and December 31, 2022:

(in millions)	Ownership Interest	March 31, 2023	December 31, 2022
Nutrabolt	29.8%	$885	$874
Tractor	19.2%	48	49
Athletic Brewing	13.1%	50	51
Dyla LLC	12.4%	12	12
Force Holdings LLC(1)	33.3%	4	4
Beverage startup companies(2)	(various)	5	5
Other	(various)	5	5
Investments in unconsolidated affiliates		$1,009	$1,000
(1)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(2)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
11. Income Taxes
The Company’s effective tax rates were as follows:

	First Quarter
(in millions)	2023	2022
Effective tax rate	19.6%	23.5%
The change in the effective tax rate was largely driven by the tax benefit received from favorable adjustments upon foreign tax return filing and excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2023.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the first quarter of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	108	—	(30)	78
Amounts reclassified from AOCI	—	—	(52)	(52)
Total other comprehensive income (loss)	108	—	(82)	26
Balance as of March 31, 2023	$22	$(10)	$143	$155

For the first quarter of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive income	99	—	140	239
Amounts reclassified from AOCI	—	—	2	2
Total other comprehensive income	99	—	142	241
Balance as of March 31, 2022	$180	$(4)	$39	$215
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		First Quarter
(in millions)	Income Statement Caption	2023	2022
Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(68)	$—
FX contracts	Cost of sales	—	3
Total		(68)	3
Income tax (benefit) expense		16	(1)
Total, net of tax		$(52)	$2
(1)Amounts reclassified from AOCI into interest expense during the first quarter of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million. Refer to Note 4 for additional information on the terminated forward starting swaps.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2023	2022
Inventories:
Raw materials	$471	$475
Work-in-progress	9	8
Finished goods	939	858
Total	1,419	1,341
Allowance for excess and obsolete inventories	(28)	(27)
Total Inventories	$1,391	$1,314
Prepaid expenses and other current assets:
Other receivables	$138	$167
Prepaid income taxes	15	49
Customer incentive programs	104	25
Derivative instruments	29	35
Prepaid marketing	39	19
Spare parts	94	89
Income tax receivable	17	17
Other	104	70
Total prepaid expenses and other current assets	$540	$471
Other non-current assets:
Operating lease right-of-use assets	$892	$881
Customer incentive programs	40	46
Derivative instruments	39	140
Equity securities(1)	59	48
Equity securities without readily determinable fair values	1	1
Other	129	136
Total other non-current assets	$1,160	$1,252
(1)Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to market gains and losses are recorded to Other (income) expense, net. For the first quarter of 2023 and 2022, the Company recorded an unrealized mark-to-market gain of $8 million and loss of $3 million, respectively, on its investment in Vita Coco.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	March 31,	December 31,
(in millions)	2023	2022
Accrued expenses:
Accrued customer trade	$352	$429
Accrued compensation	127	246
Insurance reserve	39	53
Accrued interest	152	76
Accrued professional fees	9	7
Other accrued expenses	367	342
Total accrued expenses	$1,046	$1,153
Other current liabilities:
Dividends payable	$282	$281
Income taxes payable	110	87
Operating lease liability	105	100
Finance lease liability	95	95
Derivative instruments	80	112
Other	15	10
Total other current liabilities	$687	$685
Other non-current liabilities:
Operating lease liability	$810	$803
Finance lease liability	611	618
Pension and post-retirement liability	38	37
Insurance reserves	70	69
Derivative instruments	126	195
Deferred compensation liability	32	30
Other	76	73
Total other non-current liabilities	$1,763	$1,825
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. The amount of the outstanding obligations confirmed as valid included in accounts payable as of March 31, 2023 and December 31, 2022 was $3,903 million and $4,113 million respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company had litigation reserves of $18 million and $12 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
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
Leasing Arrangements
As of March 31, 2023, the Company has entered into sixteen lease transactions with the Veyron SPEs, fifteen of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the current period asset sale-leaseback transaction. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of March 31, 2023 and December 31, 2022 were $653 million and $650 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of March 31, 2023 and December 31, 2022.

(in millions)	March 31, 2023(1)	December 31, 2022(2)
Non-current assets	$430	$430
Current liabilities	22	22
Non-current liabilities	419	419
(1)The leasing agreements included as of March 31, 2023 include nine manufacturing sites, five distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2022 include nine manufacturing sites, four distribution centers and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of March 31, 2023, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of March 31, 2023, KDP had $98 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Fixed service fees	$5	$8	$8	$7	$8	$8

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
TRANSACTION WITH NUTRABOLT
The Company has a preferred equity investment in Nutrabolt, which will earn the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) KDP’s share of Nutrabolt’s earnings as if KDP’s preferred equity was converted into common units. As the other investors of Nutrabolt have to share in Nutrabolt's earnings with KDP if in excess of the 5% annual coupon, the other investors lack certain characteristics of a controlling financial interest, which qualifies Nutrabolt as a VIE. KDP is not the primary beneficiary of the VIE and therefore is not required to consolidate Nutrabolt, as the primary shareholder of the VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. KDP has no obligation to provide additional funding to Nutrabolt, and thus the Company’s maximum exposure and risk of loss related to Nutrabolt is limited to the carrying value of KDP’s investment. Refer to Note 10 for the carrying value of the Company’s investment in Nutrabolt.
16. Restructuring Liabilities
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2023	$55
Charges to expense	—
Cash payments	(29)
Balance as of March 31, 2023	$26

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
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of LRBs, including flavored (non-cola) CSDs, water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, our key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Mott's, Clamato, Core, Green Mountain Coffee Roasters and The Original Donut Shop. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, which are available nearly everywhere people shop and consume beverages.
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

Effective January 1, 2023, the Company revised its segment structure to align with how the Company’s Chief Operating Decision Maker manages the business, assesses performance and allocates resources. The Company's reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup and finished beverages, including the sales of the Company's own brands and third-party brands, to third-party bottlers, distributors and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to the Company's K-Cup pods, single-serve brewers and other coffee products to partners, retailers and directly to consumers through our Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean and other international markets from the manufacture and distribution of branded concentrates, syrup and finished beverages, including sales of the Company's own brands and third-party brands, to third-party bottlers, distributors and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to the Company’s single-serve brewers, K-Cup pods and other coffee products.
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
EXECUTIVE SUMMARY
Financial Overview - First Quarter of 2023 as compared to First Quarter of 2022

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

RESULTS OF OPERATIONS
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees.
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
First Quarter of 2023 Compared to First Quarter of 2022
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first quarter of 2023 and 2022:

	First Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2023	2022	Change	Change
Net sales	$3,353	$3,078	$275	8.9%
Cost of sales	1,609	1,428	181	12.7
Gross profit	1,744	1,650	94	5.7
Selling, general and administrative expenses	1,165	1,018	147	14.4
Gain on litigation settlement	—	(299)	299	NM
Other operating income, net	(5)	(35)	30	NM
Income from operations	584	966	(382)	(39.5)
Interest expense	23	188	(165)	(87.8)
Loss on early extinguishment of debt	—	48	(48)	NM
Gain on sale of equity method investment	—	(50)	50	NM
Impairment of investments and note receivable	—	6	(6)	NM
Other (income) expense, net	(20)	9	(29)	NM
Income before provision for income taxes	581	765	(184)	(24.1)
Provision for income taxes	114	180	(66)	(36.7)
Net income including non-controlling interest	467	585	(118)	(20.2)
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$467	$585	(118)	(20.2)

Earnings per common share:
Basic	$0.33	$0.41	$(0.08)	(19.5)%
Diluted	0.33	0.41	(0.08)	(19.5)

Gross margin	52.0%	53.6%		(160) bps
Operating margin	17.4%	31.4%		NM
Effective tax rate	19.6%	23.5%		(390) bps
Sales Volume. The following table provides the percentage change in sales volumes compared to the prior year period:

Percentage Change
LRB	0.8%
K-Cup pods	(0.6)
Brewers	(25.7)
Net Sales. Net sales increased $275 million, or 8.9%, to $3,353 million for the first quarter of 2023 compared to $3,078 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 9.9%, slightly offset by unfavorable volume/mix of 1.0%.
Gross Profit. Gross profit increased $94 million, or 5.7%, to $1,744 million for the first quarter of 2023 compared to $1,650 million in the prior year period. This performance primarily reflected the benefits of net sales growth and productivity, partially offset by broad-based inflation, and an unfavorable change in unrealized commodity mark-to-market activity. Gross margin decreased 160 bps versus the year ago period to 52.0%.

Selling, General and Administrative Expenses. SG&A expenses increased $147 million, or 14.4%, to $1,165 million for the first quarter of 2023 compared to $1,018 million in the prior year period. The increase was driven by broad-based inflation, an unfavorable comparison to the stock award forfeiture accounting policy change in the prior year period of $40 million, higher marketing expense and increases in other operating costs.
Gain on Litigation Settlement. Gain on litigation settlement reflected the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the first quarter of 2022.
Other Operating Income, net. Other operating income, net decreased $30 million for the first quarter of 2023 compared to the prior year period, primarily driven by a $32 million reduction in year-over-year asset sale-leaseback activity relating to our strategic asset investment program.
Income from Operations. Income from operations decreased $382 million, or 39.5%, to $584 million for the first quarter of 2023 compared to $966 million in the prior year period, primarily driven by unfavorable comparison to the gain on the litigation settlement and on the reduction in asset sale-leaseback activity. Other factors include higher SG&A expenses, partially offset by increased gross profit.
Interest Expense. Interest expense decreased $165 million, or 87.8%, to $23 million for the first quarter of 2023 compared to $188 million for the prior year period, primarily driven by the favorable change in unrealized mark-to-market activity of $164 million on interest rate contracts.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected a loss of $48 million in the prior year period associated with our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver.
Gain on Sale of Equity Method Investment. Gain on sale of equity method investment reflected the portion of the settlement payment from BodyArmor in the first quarter of 2022 which was allocated to the satisfaction of the holdback amount owed to us in association with the sale of our equity interest in BodyArmor in 2021.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $6 million in the first quarter of 2022 associated with the wind-down of Bedford.
Other Non-operating (Income) Expense, net. Other (income) expense, net reflected a favorable change of $29 million from the prior year period, driven by gains on the Company’s investments in equity securities, primarily led by Nutrabolt’s preferred dividend and mark-to-market on our Vita Coco investment.
Effective Tax Rate. The effective tax rate decreased 390 bps to 19.6% for the first quarter of 2023, compared to 23.5% in the prior year period, primarily driven by the tax benefit received from favorable adjustments upon foreign tax return filing and excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2023.
Net Income Attributable to KDP. Net income attributable to KDP decreased $118 million, or 20.2%, to $467 million for the first quarter of 2023 as compared to $585 million in the prior year period, primarily driven by lower income from operations and the unfavorable comparison to the gain in the prior year period for the sale of our equity method investment in BodyArmor, partially offset by reduced interest expense, the favorable comparison to the loss on extinguishment of debt in the prior year, and the decrease in our effective tax rate.
Diluted EPS. Diluted EPS decreased 19.5% to $0.33 per diluted share as compared to $0.41 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first quarter of 2023 and 2022, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

(in millions)	First Quarter
Net sales	2023	2022
U.S. Refreshment Beverages	$2,007	$1,781
U.S. Coffee	931	943
International	415	354
Total net sales	$3,353	$3,078

Income from operations
U.S. Refreshment Beverages	$490	$704
U.S. Coffee	232	255
International	80	64
Unallocated corporate costs	(218)	(57)
Total income from operations	$584	$966
U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Quarter		Dollar	Percent
(in millions)	2023	2022	Change	Change
Net sales	$2,007	$1,781	$226	12.7%
Income from operations	490	704	(214)	(30.4)
Operating margin	24.4%	39.5%		(1510) bps
Sales Volume. Sales volumes for the first quarter of 2023 were flat compared to the prior year period. Growth in Dr Pepper, driven by our Strawberries & Cream innovation, and C4 Energy as a result of our recently announced sales and distribution partnership, was fully offset by declines in our still portfolio.
Net Sales. Net sales increased 12.7% to $2,007 million in the first quarter of 2023, compared to $1,781 million in the prior year period, driven by favorable net price realization of 12.5% and volume/mix growth of 0.2%.
Income from Operations. Income from operations decreased $214 million, or 30.4%, to $490 million for the first quarter of 2023 compared to $704 million for the prior year period, primarily driven by the unfavorable comparison to the gains on the settlement of litigation with BodyArmor of $271 million and a reduction in year-over-year asset sale-leaseback activity of $32 million for our strategic asset investment program. Other drivers included the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher marketing expense, and increases in other operating costs.

U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Quarter		Dollar	Percent
(in millions)	2023	2022	Change	Change
Net sales	$931	$943	$(12)	(1.3)%
Income from operations	232	255	(23)	(9.0)
Operating margin	24.9%	27.0%		(210) bps
Sales Volume. K-Cup pod volume decreased 1.9% for the first quarter of 2023 compared to the prior year period, as improvements in our away-from-home business, driven by increasing office occupancy, were more than offset by softness in our at-home business, driven by higher consumer mobility versus the prior year period. Brewer volume decreased 29.0% in the first quarter of 2023, driven by retailer inventory shifts and category softness in small appliances.
Net Sales. Net sales decreased 1.3% to $931 million for the first quarter of 2023 compared to $943 million in the prior year period, driven by volume/mix declines of 6.6% partially offset by favorable net price realization of 5.3%.
Income from Operations. Income from operations decreased $23 million, or 9.0%, to $232 million for the first quarter of 2023, compared to $255 million in the prior year period, as a result of inflation in input costs, declines in volume/mix and increases in other operating costs. These decreases were partially offset by the benefits of pricing actions and productivity. Operating margin declined 210 bps versus the year ago period to 24.9% due to these inflationary headwinds.
INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Quarter		Dollar	Percent
(in millions)	2023	2022	Change	Change
Net sales	$415	$354	$61	17.2%
Income from operations	80	64	16	25.0
Operating margin	19.3%	18.1%		120 bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	5.8%
K-Cup pods	9.5
Brewers	2.5
Net Sales. Net sales increased 17.2% to $415 million in the first quarter of 2023, compared to $354 million in the prior year period, reflecting higher net price realization of 9.0%, volume/mix growth of 7.7%, and favorable FX translation effects of 0.5%.
Income from Operations. Income from operations increased $16 million, or 25.0%, to $80 million for the first quarter of 2023 compared to $64 million in the prior year period. This performance reflected the benefits of net sales growth and productivity, partially offset by broad-based inflation and higher costs associated with higher volumes. Operating margin increased 120 bps versus the year ago period to 19.3%.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the first quarter of 2023 and 2022, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
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
For the first quarter of 2023, the other certain items excluded for comparison purposes include productivity expenses.
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
For the first quarter of 2023 and 2022, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the First Quarter of 2023
Reported	$1,609	$1,744	52.0%	$1,165	$—	$(5)	$584	17.4%
Items Affecting Comparability:
Mark to market	14	(14)		(12)	—	—	(2)
Amortization of intangibles	—	—		(34)	—	—	34
Stock compensation	—	—		(5)	—	—	5
Productivity	(38)	38		(40)	—	—	78
Adjusted	$1,585	$1,768	52.7%	$1,074	$—	$(5)	$699	20.8%
Impact of foreign currency			—%					0.1%
Constant currency adjusted			52.7%					20.9%

For the First Quarter of 2022
Reported	$1,428	$1,650	53.6%	$1,018	$(299)	$(35)	$966	31.4%
Items Affecting Comparability:
Mark to market	59	(59)		26	—	—	(85)
Amortization of intangibles	—	—		(34)	—	—	34
Stock compensation	—	—		7	—	—	(7)
Restructuring and integration costs	—	—		(33)	—	(3)	36
Productivity	(28)	28		(22)	—	—	50
Non-routine legal matters	—	—		(4)	—	—	4
COVID-19	(4)	4		(1)	—	—	5
Gain on litigation	—	—		—	271	—	(271)
Adjusted	$1,455	$1,623	52.7%	$957	$(28)	$(38)	$732	23.8%

Refer to page 35 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Quarter of 2023
Reported	$23	$—	$—	$—	$(20)	$581	$114	19.6%	$467	$0.33
Items Affecting Comparability:
Mark to market	93	—	—	—	9	(104)	(29)		(75)	(0.05)
Amortization of intangibles	—	—	—	—	—	34	10		24	0.02
Amortization of fair value debt adjustment	(4)	—	—	—	—	4	1		3	—
Stock compensation	—	—	—	—	—	5	2		3	—
Productivity	—	—	—	—	—	78	21		57	0.04
Adjusted	$112	$—	$—	$—	$(11)	$598	$119	19.9%	$479	$0.34
Impact of foreign currency								0.3%
Constant currency adjusted								20.2%

For the First Quarter of 2022
Reported	$188	$48	$(50)	$6	$9	$765	$180	23.5%	$585	$0.41
Items Affecting Comparability:
Mark to market	(71)	—	—	—	(3)	(11)	(2)		(9)	(0.01)
Amortization of intangibles	—	—	—	—	—	34	9		25	0.02
Amortization of deferred financing costs	(1)	—	—	—	—	1	—		1	—
Amortization of fair value of debt adjustment	(5)	—	—	—	—	5	1		4	—
Stock compensation	—	—	—	—	—	(7)	(1)		(6)	—
Restructuring and integration costs	—	—	—	—	—	36	9		27	0.02
Productivity	—	—	—	—	—	50	12		38	0.03
Impairment of investment	—	—	—	(6)	—	6	—		6	—
Loss on early extinguishment of debt	—	(48)	—	—	—	48	11		37	0.03
Non-routine legal matters	—	—	—	—	—	4	1		3	—
COVID-19	—	—	—	—	—	5	1		4	—
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Adjusted	$111	$—	$—	$—	$6	$615	$141	22.9%	$474	$0.33

Change - adjusted	0.9%								1.1%	3.0%
Impact of foreign currency	—%								(0.5)%	—%
Change - constant currency adjusted	0.9%								0.6%	3.0%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first quarter of 2023:
Income from operations
U.S. Refreshment Beverages	$490	$18	$508
U.S. Coffee	232	53	285
International	80	4	84
Unallocated corporate costs	(218)	40	(178)
Total income from operations	$584	$115	$699

For the first quarter of 2022:
Income from operations
U.S. Refreshment Beverages	$704	$(249)	$455
U.S. Coffee	255	46	301
International	64	7	71
Unallocated corporate costs	(57)	(38)	(95)
Total income from operations	$966	$(234)	$732

	Reported	Impact of Foreign Currency	Constant Currency
For the first quarter of 2023:
Net sales
U.S. Refreshment Beverages	12.7%	—%	12.7%
U.S. Coffee	(1.3)	—	(1.3)
International	17.2	(0.5)	16.7
Total net sales	8.9	—	8.9

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first quarter of 2023:
Income from operations
U.S. Refreshment Beverages	11.6%	—%	11.6%
U.S. Coffee	(5.3)	—	(5.3)
International	18.3	—	18.3
Total income from operations	(4.5)	—	(4.5)

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first quarter of 2023:
Operating margin
U.S. Refreshment Beverages	24.4%	0.9%	25.3%	—%	25.3%
U.S. Coffee	24.9	5.7	30.6	—	30.6
International	19.3	0.9	20.2	0.1	20.3
Total operating margin	17.4	3.4	20.8	0.1	20.9

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
First Quarter of 2023 Compared to First Quarter of 2022
The following discussion of our results for the first quarter of 2023 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 8.9% in the first quarter of 2023 compared to the prior year period, driven by favorable net price realization of 9.9%, partially offset by lower volume/mix of 1.0%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 4.5% compared to the prior year period. This decrease primarily resulted from the impacts of broad-based inflation, higher marketing expense, increases in other operating costs, and the unfavorable comparison of a number of prior year benefits, partially offset by the benefits of strong net sales growth and productivity. In the prior year period, we had the benefit of the change in our accounting policy related to the recognition of forfeitures for our stock awards, the asset sale-leaseback activity related to our strategic asset investment program, and the portion of the settlement payment from BodyArmor for the reimbursement of attorney fees.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense increased 0.9% compared to the prior year period, primarily driven by increased use of our commercial paper facility in the current year period.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 20.2% for the first quarter of 2023 compared to 22.9% for the prior year period, primarily driven by the tax benefit received from favorable adjustments upon foreign tax return filing and excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2023.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 0.6% compared to the prior year period, as the decrease in our effective tax rate and the benefit of Nutrabolt’s preferred dividend was partially offset by lower constant currency adjusted income from operations.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 3.0% over the prior year period, driven by lower weighted average shares outstanding compared to the prior year period and the increase in constant currency adjusted net income attributable to KDP.
Results of Operations by Segment
U.S. REFRESHMENT BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 12.7%, reflecting favorable net price realization of 12.5% and volume/mix growth of 0.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first quarter of 2023 increased 11.6% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation, the unfavorable comparison to asset sale-leaseback activity relating to our strategic asset initiative in the prior year period, higher marketing expense and increases in other operating costs.
U.S. COFFEE
Constant Currency Net Sales. Constant currency net sales decreased 1.3%, driven by unfavorable volume/mix of 6.6%, partially offset by higher net price realization of 5.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 5.3% compared to the prior year period, as a result of inflation in input costs and declines in volume/mix. These decreases were partially offset by the benefits of pricing actions and productivity.
INTERNATIONAL
Constant Currency Net Sales. Constant currency net sales increased 16.7%, driven by favorable net price realization of 9.0% and volume/mix growth of 7.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 18.3% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation and higher costs associated with higher volumes.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies through our productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
The following summarizes our cash activity for the first quarter of 2023 and 2022:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $331 million from December 31, 2022 to March 31, 2023, primarily driven by the reduction in cash provided by operating activities, dividend payments and share repurchases, partially offset by net issuances of commercial paper.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements, where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.

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
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $592 million for the first quarter of 2023, as compared to the first quarter of 2022, driven by the decrease in net income adjusted for non-cash items, led by the unfavorable year-over-year impact of the $349 million gain from BodyArmor in the first quarter of 2022 and a reduction in our cash conversion cycle.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	March 31,
	2023	2022
DIO	71	60
DSO	37	34
DPO	154	164
Cash conversion cycle	(46)	(70)
Our cash conversion cycle increased 24 days to approximately (46) days as of March 31, 2023 as compared to (70) days as of March 31, 2022. The increase in DIO reflects our efforts to restore inventory to meet customer service levels and the build up of our inventory of C4, and the increase in DSO was primarily driven by rising inflation during the year. The decrease in DPO was driven by the reduction of payment terms for certain suppliers.
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also enter into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Refer to Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our obligations to participating suppliers.

Sources of Liquidity - Financing
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
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $7 million and $77 million of cash proceeds from our strategic asset investment program during the first quarter of 2023 and 2022, respectively, which are included in Proceeds from sales of property, plant and equipment in the unaudited Condensed Consolidated Statements of Cash Flows.
Debt Ratings
Our credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's(1)	Baa1	P-2	Stable
S&P	BBB	A-2	Stable
(1)On April 3, 2023, Moody’s upgraded our long-term debt rating to Baa1 from Baa2 and affirmed our P-2 commercial paper rating and outlook.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
As of March 31, 2023, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Now that we have met our post-merger goals, we plan to further reduce our leverage ratio. We also plan to invest in inorganic value creation through mergers or acquisitions, which may include portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition, we have repurchased shares of our outstanding common stock, as described below.
Regular Quarterly Dividends
For the first quarter of 2023, we have declared total dividends of $0.20 per share.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. We repurchased and retired $231 million of common stock during the first quarter of 2023. As of March 31, 2023, $3,390 million remained available for repurchase under the authorized share repurchase program.

Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2023 and 2022, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $62 million and $109 million for the first quarter of 2023 and 2022, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first quarter of 2023 and 2022 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $222 million and $139 million for the first quarter of 2023 and 2022, respectively, which primarily related to these investments.
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
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $51 million and $10 million for the first quarter of 2023 and 2022, respectively.
Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by inflation, global economic uncertainty and rising interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
Customer and consumer demand for our products may also be impacted by the risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report, as well as subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products, which could result in a reduction in our sales volume.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., any of the subsidiaries held by Maple Parent Holdings Corp. prior to the DPS Merger or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes and the discharge of our obligations under the applicable indenture.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Quarter of 2023
Net sales	$2,082
Income from operations	188
Net income attributable to KDP	467

(in millions)	March 31, 2023	December 31, 2022
Current assets	$1,842	$1,712
Non-current assets	45,795	45,721
Total assets(1)	$47,637	$47,433

Current liabilities	$6,007	$4,797
Non-current liabilities	16,481	17,463
Total liabilities(2)	$22,488	$22,260
(1)Includes $4 million and $3 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $1,450 million and $1,186 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2023 and December 31, 2022, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2023, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes shares repurchased by the Company under this program during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program (in millions)(1)
January 1 to January 31	2,000,000	$34.59	2,000,000	$3,552
February 1 to February 28	471,803	35.74	471,803	3,535
March 1 to March 31	4,135,722	35.05	4,135,722	3,390
Total	6,607,525	$34.96	6,607,525	$3,390
(1)The share repurchase program was authorized prior to the issuance of the Inflation Reduction Act of 2022, which imposes a 1% excise tax on net share repurchases that occur after December 31, 2022. For the first quarter of 2023, the Company recorded $1 million to additional paid-in capital for the excise tax associated with shares repurchased during the quarter.

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
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
(Principal Financial Officer)
Date: April 27, 2023