Form 10-Q
period 2023-06-30
Keurig Dr Pepper Inc.
filed 2023-07-27
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 25, 2023, there were 1,397,259,384 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and was terminated on February 23, 2022
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
bps	Basis points
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
IRi	Information Resources, Inc.
KDP	Keurig Dr Pepper Inc.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018 and terminated on February 23, 2022
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
La Colombe	La Colombe Holdings, Inc.
LRB	Liquid refreshment beverages
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
RSU	Restricted share unit
RVG	Residual value guarantee
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1.Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$3,789	$3,554	$7,142	$6,632
Cost of sales	1,748	1,778	3,357	3,206
Gross profit	2,041	1,776	3,785	3,426
Selling, general and administrative expenses	1,272	1,204	2,437	2,222
Gain on litigation settlement	—	—	—	(299)
Other operating income, net	—	—	(5)	(35)
Income from operations	769	572	1,353	1,538
Interest expense	172	175	195	363
Loss on early extinguishment of debt	—	169	—	217
Gain on sale of equity method investment	—	—	—	(50)
Impairment of investments and note receivable	—	6	—	12
Other (income) expense, net	(16)	9	(36)	18
Income before provision for income taxes	613	213	1,194	978
Provision (benefit) for income taxes	110	(5)	224	175
Net income including non-controlling interest	503	218	970	803
Less: Net loss attributable to non-controlling interest	—	—	—	—
Net income attributable to KDP	$503	$218	$970	$803

Earnings per common share:
Basic	$0.36	$0.15	$0.69	$0.57
Diluted	0.36	0.15	0.69	0.56
Weighted average common shares outstanding:
Basic	1,400.3	1,417.5	1,403.2	1,417.8
Diluted	1,409.1	1,428.6	1,413.1	1,429.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Net income including non-controlling interest	$503	$218	$970	$803
Other comprehensive income (loss)
Foreign currency translation adjustments	159	(133)	267	(34)
Net change in pension and post-retirement liability, net of tax of $0, $0, $0 and $0, respectively	—	(3)	—	(3)
Net change in cash flow hedges, net of tax of $3, $(38), $24 and $(86), respectively	(17)	126	(99)	268
Total other comprehensive income (loss)	142	(10)	168	231
Comprehensive income including non-controlling interest	645	208	1,138	1,034
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to KDP	$645	$208	$1,138	$1,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$278	$535
Trade accounts receivable, net	1,311	1,484
Inventories	1,384	1,314
Prepaid expenses and other current assets	597	471
Total current assets	3,570	3,804
Property, plant and equipment, net	2,489	2,491
Investments in unconsolidated affiliates	1,019	1,000
Goodwill	20,194	20,072
Other intangible assets, net	23,344	23,183
Other non-current assets	1,153	1,252
Deferred tax assets	32	35
Total assets	$51,801	$51,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,601	$5,206
Accrued expenses	1,030	1,153
Structured payables	126	137
Short-term borrowings and current portion of long-term obligations	2,635	895
Other current liabilities	664	685
Total current liabilities	9,056	8,076
Long-term obligations	9,934	11,072
Deferred tax liabilities	5,736	5,739
Other non-current liabilities	1,808	1,825
Total liabilities	26,534	26,712
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,396,909,564 and 1,408,394,293 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	21,009	21,444
Retained earnings	3,948	3,539
Accumulated other comprehensive income	297	129
Total stockholders' equity	25,268	25,126
Non-controlling interest	(1)	(1)
Total equity	25,267	25,125
Total liabilities and equity	$51,801	$51,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2023	2022
Operating activities:
Net income attributable to KDP	$970	$803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	201	205
Amortization of intangibles	69	67
Other amortization expense	91	86
Provision for sales returns	26	25
Deferred income taxes	(26)	(52)
Employee stock-based compensation expense	57	12
Loss on early extinguishment of debt	—	217
Gain on sale of equity method investment	—	(50)
Gain on disposal of property, plant and equipment	(2)	(33)
Unrealized (gain) loss on foreign currency	(13)	2
Unrealized (gain) loss on derivatives	(31)	187
Settlements of interest rate contracts	—	125
Equity in (earnings) loss of unconsolidated affiliates	(14)	5
Impairment on investments and note receivable of unconsolidated affiliate	—	12
Other, net	(9)	22
Changes in assets and liabilities:
Trade accounts receivable	162	(206)
Inventories	(61)	(346)
Income taxes receivable and payables, net	(70)	(245)
Other current and non-current assets	(147)	(340)
Accounts payable and accrued expenses	(762)	680
Other current and non-current liabilities	11	163
Net change in operating assets and liabilities	(867)	(294)
Net cash provided by operating activities	452	1,339
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	—	50
Purchases of property, plant and equipment	(149)	(186)
Proceeds from sales of property, plant and equipment	8	78
Purchases of intangibles	(55)	(10)
Issuance of related party note receivable	—	(18)
Investments in unconsolidated affiliates	(8)	(48)
Other, net	1	3
Net cash (used in) provided by investing activities	$(203)	$(131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2023	2022
Financing activities:
Proceeds from issuance of Notes	$—	$3,000
Repayments of Notes	—	(3,365)
Proceeds from issuance of commercial paper	18,187	500
Repayments of commercial paper	(17,598)	(649)
Proceeds from structured payables	61	79
Repayments of structured payables	(72)	(75)
Cash dividends paid	(563)	(531)
Repurchases of common stock	(457)	(88)
Tax withholdings related to net share settlements	(32)	(8)
Payments on finance leases	(49)	(41)
Other, net	—	(43)
Net cash used in financing activities	(523)	(1,221)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	(274)	(13)
Effect of exchange rate changes	17	(1)
Beginning balance	535	568
Ending balance	$278	$554

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$214	$138
Transaction costs included in accounts payable and accrued expenses	6	—
Non-cash conversion of note receivable to investment in unconsolidated affiliate	—	6
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	279	265
Supplemental cash flow disclosures:
Cash paid for interest	231	208
Cash paid for income taxes	319	462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26	—	26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	14	21,210	3,724	155	25,103	(1)	25,102
Net income	—	—	—	503	—	503	—	503
Other comprehensive income	—	—	—	—	142	142	—	142
Dividends declared, $0.20 per share	—	—	—	(279)	—	(279)	—	(279)
Repurchases of common stock	(7.0)	—	(229)	—	—	(229)	—	(229)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of June 30, 2023	1,396.9	$14	$21,009	$3,948	$297	$25,268	$(1)	$25,267

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive income	—	—	—	—	241	241		241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	14	21,764	3,518	215	25,511	—	25,511
Net income	—	—	—	218	—	218	—	218
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Repurchases of common stock	(2.5)	—	(88)	—	—	(88)	—	(88)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation and stock options exercised	—	—	28	—	—	28	—	28
Balance as of June 30, 2022	1,416.1	$14	$21,701	$3,471	$205	$25,391	$—	$25,391

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
References to the "second quarter" indicate the Company's quarterly periods ended June 30, 2023 and 2022.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
As of January 1, 2023, the Company adopted ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The objective of ASU 2022-04 is to require entities to disclose information about the use of supplier finance programs in connection with the purchase of goods and services. While the adoption of ASU 2022-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements, it did impact the nature of the disclosures. The disclosure previously included in the Company’s Form 10-K was specific to the amount of KDP’s outstanding payment obligations that were voluntarily elected by the supplier and sold to financial institutions as informed by the third party administrators. ASU 2022-04 instead requires disclosure of the amount of KDP’s outstanding obligations loaded into the supplier finance programs by the Company at each reporting period regardless of whether the outstanding obligation has been elected by the supplier to be sold to financial institutions. Refer to Note 13 for additional information on the Company’s obligations to participating suppliers.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	June 30, 2023	December 31, 2022
Notes	$11,581	$11,568
Less: current portion of long-term obligations	(1,647)	(496)
Long-term obligations	$9,934	$11,072
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2023	December 31, 2022
Commercial paper notes	$988	$399
Current portion of long-term obligations	1,647	496
Short-term borrowings and current portion of long-term obligations	$2,635	$895
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	June 30, 2023	December 31, 2022
2023 Notes	December 15, 2023	3.130%	$500	$500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			11,743	11,743
Adjustment from principal amount to carrying amount(1)			(162)	(175)
Carrying amount			$11,581	$11,568
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		June 30, 2023		December 31, 2022
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of June 30, 2023.
As of June 30, 2023, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Second Quarter		First Six Months
(in millions, except %)	2023	2022	2023	2022
Weighted average commercial paper borrowings	$1,174	$40	$840	$42
Weighted average borrowing rates	5.25%	0.90%	5.14%	0.59%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $68 million of which was utilized as of June 30, 2023 and $82 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $10,680 million and $10,495 million as of June 30, 2023 and December 31, 2022, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2023	$8,714	$8,622	$2,736	$20,072
Foreign currency translation	—	—	122	122
Balance as of June 30, 2023	$8,714	$8,622	$2,858	$20,194
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	June 30, 2023	December 31, 2022
Brands(1)	$19,462	$19,291
Trade names	2,480	2,480
Contractual arrangements	123	122
Distribution rights(2)	155	100
Total	$22,220	$21,993
(1)The change in brands with indefinite lives was primarily driven by foreign currency translation of $171 million during the first six months of 2023.
(2)The Company acquired certain distribution rights during the first six months of 2023 of approximately $55 million, primarily attributable to Nutrabolt.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2023			December 31, 2022
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(512)	$634	$1,146	$(475)	$671
Customer relationships	638	(219)	419	638	(204)	434
Trade names	127	(108)	19	127	(101)	26
Brands	52	(23)	29	51	(19)	32
Contractual arrangements	24	(11)	13	24	(10)	14
Distribution rights	29	(19)	10	29	(16)	13
Total	$2,016	$(892)	$1,124	$2,015	$(825)	$1,190
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Amortization expense	$35	$33	$69	$67
Amortization expense of these intangible assets over the remainder of 2023 and the next five years is expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Expected amortization expense	$67	$127	$115	$111	$95	$87

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
Canada WD
Canada Coffee
Latin America Beverages
Management performed a step 0 analysis of the goodwill as of the effective date of the segment change for the impacted reporting units. The Company also performed an analysis as of June 30, 2023 to ensure that there were no additional triggering events which occurred during the quarter. As a result of these analyses, management did not identify any indications that the carrying amount of any goodwill or any intangible asset may not be recoverable.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2023, economic interest rate derivative instruments have maturities ranging from September 2023 to January 2038.
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
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of June 30, 2023, these FX contracts have maturities ranging from July 2023 to October 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of June 30, 2023, these FX contracts have maturities ranging from July 2023 to September 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of June 30, 2023, these commodity contracts have maturities ranging from July 2023 to December 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	June 30, 2023	December 31, 2022
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,500	$1,000
Forward starting swaps, designated as cash flow hedges	—	500
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	700	1,900
Swaptions, not designated as hedging instruments	500	—
FX contracts
Forward contracts, not designated as hedging instruments	382	490
Forward contracts, designated as cash flow hedges	684	511
Commodity contracts, not designated as hedging instruments(1)	425	754
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR forward rates, for all substantial terms of the Company's contracts and credit risk of the counterparties. The fair value of FX forward contracts are valued using quoted forward FX prices at the reporting date. Therefore, the Company has categorized these contracts as Level 2.
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$6	$8
Commodity contracts	Prepaid expenses and other current assets	8	6
Interest rate contracts	Other non-current assets	45	49
FX contracts	Other non-current assets	1	1
Commodity contracts	Other non-current assets	1	1

Liabilities:
Interest rate contracts	Other current liabilities	21	58
FX contracts	Other current liabilities	2	—
Commodity contracts	Other current liabilities	53	51
Interest rate contracts	Other non-current liabilities	187	194
FX contracts	Other non-current liabilities	4	—
Commodity contracts	Other non-current liabilities	2	1

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

(in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$7	$21
FX contracts	Other non-current assets	—	1
Interest rate contracts	Other non-current assets	—	88

Liabilities:
FX contracts	Other current liabilities	17	3
FX contracts	Other non-current liabilities	1	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2023	2022	2023	2022
Interest rate contracts	Interest expense	$41	$56	$(55)	$123
Interest rate contracts	Loss on early extinguishment of debt	—	31	—	31
FX contracts	Cost of sales	(1)	(7)	—	(2)
FX contracts	Other (income) expense, net	5	(7)	5	1
Commodity contracts	Cost of sales	24	101	9	4
Commodity contracts	SG&A expenses	4	(26)	18	(63)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		Second Quarter		First Six Months
(in millions)	Income Statement Location	2023	2022	2023	2022
Interest rate contracts(1)	Interest expense	$(2)	$(2)	$(70)	$(2)
FX contracts	Cost of sales	(4)	2	(5)	5
(1)Amounts recognized during the first six months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
KDP expects to reclassify approximately $8 million of pre-tax net gains and $7 million of pre-tax net losses from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
5. Leases
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Operating lease cost	$39	$35	$78	$67
Finance lease cost
Amortization of right-of-use assets	17	20	39	38
Interest on lease liabilities	6	5	12	11
Variable lease cost(1)	10	8	20	17
Total lease cost	$72	$68	$149	$133
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Six Months
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73	$60
Operating cash flows from finance leases	12	11
Financing cash flows from finance leases	49	41
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	42	214
Finance leases	36	66
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	June 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.2%	5.0%
Finance leases	3.8%	3.7%
Weighted average remaining lease term
Operating leases	10 years	11 years
Finance leases	9 years	9 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$62	$61
2024	144	118
2025	134	113
2026	122	150
2027	100	63
2028	78	49
Thereafter	521	276
Total future minimum lease payments	1,161	830
Less: imputed interest	(266)	(129)
Present value of minimum lease payments	$895	$701

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2023, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $208 million. These leases are expected to commence between the fourth quarter of 2023 and the second half of 2025, with initial lease terms ranging from 4 years to 10 years.
ASSET SALE-LEASEBACK TRANSACTION
The Company entered into a sale-leaseback transaction with the Veyron SPEs during the first six months of 2023. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating income, net, and the leaseback is accounted for as an operating lease.

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about the Company's operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Segment Results – Net sales
U.S. Refreshment Beverages	$2,330	$2,084	$4,337	$3,865
U.S. Coffee	970	1,029	1,901	1,972
International	489	441	904	795
Net sales	$3,789	$3,554	$7,142	$6,632

Segment Results – Income from operations
U.S. Refreshment Beverages	$629	$528	$1,119	$1,232
U.S. Coffee	250	295	482	550
International	112	98	192	162
Unallocated corporate costs	(222)	(349)	(440)	(406)
Income from operations	$769	$572	$1,353	$1,538

(in millions)	June 30, 2023	December 31, 2022
Identifiable operating assets
U.S. Refreshment Beverages	$28,855	$28,987
U.S. Coffee	14,119	14,220
International	7,101	6,873
Segment total	50,075	50,080
Unallocated corporate assets	707	757
Total identifiable operating assets	50,782	50,837
Investments in unconsolidated affiliates	1,019	1,000
Total assets	$51,801	$51,837

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
The following table disaggregates KDP's revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the second quarter of 2023:
LRB	$2,296	$—	$331	$2,627
K-Cup pods	—	761	108	869
Appliances	—	176	14	190
Other	34	33	36	103
Net sales	$2,330	$970	$489	$3,789

For the second quarter of 2022:
LRB	$2,052	$—	$274	$2,326
K-Cup pods	—	798	109	907
Appliances	—	201	16	217
Other	32	30	42	104
Net sales	$2,084	$1,029	$441	$3,554

For the first six months of 2023:
LRB	$4,266	$—	$584	$4,850
K-Cup pods	—	1,532	225	1,757
Appliances	—	301	26	327
Other	71	68	69	208
Net sales	$4,337	$1,901	$904	$7,142

For the first six months of 2022:
LRB	$3,805	$—	$477	$4,282
K-Cup pods	—	1,547	215	1,762
Appliances	—	362	33	395
Other	60	63	70	193
Net sales	$3,865	$1,972	$795	$6,632
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding.

	Second Quarter		First Six Months
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to KDP	$503	$218	$970	$803

Weighted average common shares outstanding	1,400.3	1,417.5	1,403.2	1,417.8
Dilutive effect of stock-based awards	8.8	11.1	9.9	11.4
Weighted average common shares outstanding and common stock equivalents	1,409.1	1,428.6	1,413.1	1,429.2

Basic EPS	$0.36	$0.15	$0.69	$0.57
Diluted EPS	0.36	0.15	0.69	0.56

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.0	—	1.0	—
9. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Total stock-based compensation expense(1)	$28	$27	$57	$12
Income tax benefit	(4)	(5)	(9)	(1)
Stock-based compensation expense, net of tax	$24	$22	$48	$11
(1)The Company recorded a one-time $40 million reduction to stock-based compensation expense as a result of the change in forfeiture policy in the first six months of 2022.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	18,038,745	$27.46	1.6	$643
Granted	3,439,473	31.21
Vested and released	(3,065,576)	23.48		106
Forfeited	(716,400)	29.35
Outstanding as of June 30, 2023	17,696,242	$28.80	1.8	$553
As of June 30, 2023, there was $207 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.3 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Investments
The following table summarizes investments in unconsolidated affiliates as of June 30, 2023 and December 31, 2022:

(in millions)	Ownership Interest	June 30, 2023	December 31, 2022
Nutrabolt	29.8%	$896	$874
Tractor	19.2%	47	49
Athletic Brewing	13.1%	50	51
Dyla LLC	12.5%	12	12
Force Holdings LLC(1)	33.3%	4	4
Beverage startup companies(2)	(various)	5	5
Other	(various)	5	5
Investments in unconsolidated affiliates		$1,019	$1,000
(1)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(2)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
11. Income Taxes
The Company’s effective tax rates were as follows:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Effective tax rate	17.9%	(2.3)%	18.8%	17.9%
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	Second Quarter		First Six Months
(in millions)	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net	3.1%	3.2%	3.0%	3.5%
Impact of non-U.S. operations(1)	(6.3)%	(1.9)%	(4.7)%	(0.8)%
Tax credits	(3.0)%	(3.0)%	(3.1)%	(1.6)%
U.S. taxation of foreign earnings	2.3%	2.7%	2.7%	1.6%
Deferred rate change(2)	0.6%	(24.5)%	0.3%	(5.8)%
Uncertain tax positions	—%	0.2%	—%	—%
Excess tax deductions on stock-based compensation	—%	(0.1)%	(0.5)%	(0.1)%
Other	0.2%	0.1%	0.1%	0.1%
Total provision for income taxes	17.9%	(2.3)%	18.8%	17.9%
(1)The Company recorded an immaterial non-cash true-up related to a prior period, which resulted in a $28 million reduction in its foreign deferred tax liabilities.
(2)Primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes during 2022.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the second quarter of 2023:
Beginning balance	$22	$(10)	$143	$155
Other comprehensive (loss) income	159	—	(12)	147
Amounts reclassified from AOCI	—	—	(5)	(5)
Total other comprehensive income (loss)	159	—	(17)	142
Balance as of June 30, 2023	$181	$(10)	$126	$297

For the second quarter of 2022:
Beginning balance	$180	$(4)	$39	$215
Other comprehensive (loss) income	(133)	(3)	126	(10)
Amounts reclassified from AOCI	—	—	—	—
Total other comprehensive income (loss)	(133)	(3)	126	(10)
Balance as of June 30, 2022	$47	$(7)	$165	$205

For the first six months of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	267	—	(41)	226
Amounts reclassified from AOCI	—	—	(58)	(58)
Total other comprehensive income (loss)	267	—	(99)	168
Balance as of June 30, 2023	$181	$(10)	$126	$297

For the first six months of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive income	(34)	(3)	266	229
Amounts reclassified from AOCI	—	—	2	2
Total other comprehensive income (loss)	(34)	(3)	268	231
Balance as of June 30, 2022	$47	$(7)	$165	$205
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Second Quarter		First Six Months
(in millions)	Income Statement Caption	2023	2022	2023	2022
Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(2)	$(2)	$(70)	$(2)
FX contracts	Cost of sales	(4)	2	(5)	5
Total		(6)	—	(75)	3
Income tax (benefit) expense		1	—	17	(1)
Total, net of tax		$(5)	$—	$(58)	$2
(1)Amounts reclassified from AOCI into interest expense during the first six months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million. Refer to Note 4 for additional information on the terminated forward starting swaps.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2023	2022
Inventories:
Raw materials	$471	$475
Work-in-progress	11	8
Finished goods	927	858
Total	1,409	1,341
Allowance for excess and obsolete inventories	(25)	(27)
Total Inventories	$1,384	$1,314
Prepaid expenses and other current assets:
Other receivables	$121	$167
Prepaid income taxes	104	49
Customer incentive programs	78	25
Derivative instruments	21	35
Prepaid marketing	43	19
Spare parts	102	89
Income tax receivable	15	17
Other	113	70
Total prepaid expenses and other current assets	$597	$471
Other non-current assets:
Operating lease right-of-use assets	$869	$881
Customer incentive programs	37	46
Derivative instruments	47	140
Equity securities(1)	71	48
Equity securities without readily determinable fair values	1	1
Other	128	136
Total other non-current assets	$1,153	$1,252
(1)Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to market gains and losses are recorded to Other (income) expense, net. For the first six months of 2023 and 2022, the Company recorded an unrealized mark-to-market gain of $17 million and loss of $2 million, respectively, on its investment in Vita Coco.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	June 30,	December 31,
(in millions)	2023	2022
Accrued expenses:
Accrued customer trade	$436	$429
Accrued compensation	134	246
Insurance reserve	46	53
Accrued interest	67	76
Accrued professional fees	4	7
Other accrued expenses	343	342
Total accrued expenses	$1,030	$1,153
Other current liabilities:
Dividends payable	$279	$281
Income taxes payable	68	87
Operating lease liability	107	100
Finance lease liability	96	95
Derivative instruments	93	112
Other	21	10
Total other current liabilities	$664	$685
Other non-current liabilities:
Operating lease liability	$788	$803
Finance lease liability	605	618
Pension and post-retirement liability	40	37
Insurance reserves	70	69
Derivative instruments	194	195
Deferred compensation liability	33	30
Other	78	73
Total other non-current liabilities	$1,808	$1,825
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and, if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations, at their sole discretion, and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. The amount of the outstanding obligations confirmed as valid included in accounts payable as of June 30, 2023 and December 31, 2022 was $3,463 million and $4,113 million respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company had litigation reserves of $9 million and $12 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
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
In July 2021, BJ’s Wholesale Club, Inc. filed suit against Keurig (BJ’s Wholesale Club, Inc. v. Keurig Green Mountain, Inc.) in the U.S. District Court for the Eastern District of New York (“EDNY”) asserting similar claims and also was transferred into the Multidistrict Antitrust Litigation. In August 2021, Winn-Dixie Stores, Inc. and Bi-Lo Holding LLC filed suit against Keurig (Winn-Dixie Stores, Inc. et al. v. Keurig Green Mountain, Inc. et al.) in the EDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. Following the conclusion of discovery in 2023, Keurig similarly filed a motion for summary judgment seeking dismissal of these cases and also filed other significant motions.
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
Leasing Arrangements
As of June 30, 2023, the Company has entered into sixteen lease transactions with the Veyron SPEs, fifteen of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the current period asset sale-leaseback transaction. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of June 30, 2023 and December 31, 2022 were $653 million and $650 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023(1)	December 31, 2022(2)
Non-current assets	$424	$430
Current liabilities	23	22
Non-current liabilities	414	419
(1)The leasing agreements included as of June 30, 2023 include nine manufacturing sites, five distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2022 include nine manufacturing sites, four distribution centers and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of June 30, 2023, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of June 30, 2023, KDP had $96 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Fixed service fees	$3	$8	$8	$7	$8	$8

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
16. Restructuring Liabilities
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2023	$55
Charges to expense	—
Cash payments	(38)
Balance as of June 30, 2023	$17
17. Subsequent Events
In July 2023, the Company executed definitive agreements with La Colombe to invest $300 million in exchange for 33.3% ownership in La Colombe. Simultaneously, the Company entered into a sales and distribution agreement for La Colombe RTD coffee and a licensing, manufacturing and distribution agreement for La Colombe branded K-Cup coffee pods.

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
OVERVIEW
KDP is a leading beverage company in North America, with a diverse portfolio of beverages, including flavored (non-cola) CSDs, water (enhanced and flavored), ready-to-drink tea and coffee, juice, juice drinks, mixers and specialty coffee, and is a leading producer of innovative single serve brewing systems. With a wide range of hot and cold beverages that meet virtually any consumer need, our key brands include Keurig, Dr Pepper, Canada Dry, Snapple, Mott's, Clamato, Core, Green Mountain Coffee Roasters and The Original Donut Shop. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, including the top ten best-selling coffee brands and Dr Pepper as a leading flavored CSD in the U.S., according to IRi, which are available nearly everywhere people shop and consume beverages.
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

EXECUTIVE SUMMARY
Financial Overview - Second Quarter of 2023 as compared to Second Quarter of 2022

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events Subsequent to the Second Quarter of 2023
In July 2023, we executed definitive agreements with La Colombe to invest $300 million in exchange for 33.3% ownership in La Colombe. The equity investment, which is subject to regulatory approval, is expected to close in the third quarter of 2023.
Simultaneously, we entered into a sales and distribution agreement for La Colombe RTD coffee and a licensing, manufacturing and distribution agreement for La Colombe branded K-Cup pods. The transition of La Colombe RTD coffee distribution to KDP will begin in late 2023, while the launch of La Colombe branded K-Cup pods will occur during 2024.
RESULTS OF OPERATIONS
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees. References in the tables below to percentage changes that are not meaningful are denoted by "NM".

Second Quarter of 2023 Compared to Second Quarter of 2022
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2023 and 2022:

	Second Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2023	2022	Change	Change
Net sales	$3,789	$3,554	$235	6.6%
Cost of sales	1,748	1,778	(30)	(1.7)
Gross profit	2,041	1,776	265	14.9
Selling, general and administrative expenses	1,272	1,204	68	5.6
Other operating income, net	—	—	—	NM
Income from operations	769	572	197	34.4
Interest expense	172	175	(3)	(1.7)
Loss on early extinguishment of debt	—	169	(169)	NM
Impairment of investments and note receivable	—	6	(6)	NM
Other (income) expense, net	(16)	9	(25)	NM
Income before provision for income taxes	613	213	400	187.8
Provision (benefit) for income taxes	110	(5)	115	NM
Net income including non-controlling interest	503	218	285	130.7
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$503	$218	285	130.7

Earnings per common share:
Basic	$0.36	$0.15	$0.21	140.0%
Diluted	0.36	0.15	0.21	140.0

Gross margin	53.9%	50.0%		390 bps
Operating margin	20.3%	16.1%		420 bps
Effective tax rate	17.9%	(2.3)%		NM
Sales Volume. The following table provides the percentage change in sales volumes for the second quarter of 2023 compared to the prior year period:

Percentage Change
LRB	(0.1)%
K-Cup pods	(7.0)
Brewers	(10.3)

Net Sales. Net sales increased $235 million, or 6.6%, to $3,789 million for the second quarter of 2023 compared to $3,554 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 8.2% and favorable FX translation of 0.5%, partially offset by unfavorable volume/mix of 2.1%.
Gross Profit. Gross profit increased $265 million, or 14.9%, to $2,041 million for the second quarter of 2023 compared to $1,776 million in the prior year period. This performance primarily reflected the benefits of net sales growth, a favorable change in unrealized commodity mark-to-market activity of $129 million, and productivity, partially offset by broad-based inflation. Gross margin increased 390 bps versus the year ago period to 53.9%.
Selling, General and Administrative Expenses. SG&A expenses increased $68 million, or 5.6%, to $1,272 million for the second quarter of 2023 compared to $1,204 million in the prior year period. The increase was driven by higher marketing expense, broad-based inflation, and increases in other operating costs, partially offset by the favorable comparison to costs associated with restructuring and integration projects in the prior year period, as well as productivity savings.
Income from Operations. Income from operations increased $197 million, or 34.4%, to $769 million for the second quarter of 2023 compared to $572 million in the prior year period, primarily driven by the increase in gross profit.
Interest Expense. Interest expense decreased $3 million, or 1.7%, to $172 million for the second quarter of 2023 compared with $175 million in the prior year period. This change was primarily driven by net realized gains on certain interest rate contracts and the favorable comparison of unrealized mark-to-market activity on interest rate contracts, partially offset by increased use of our commercial paper facility in the current year period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected a loss of $169 million in the prior year period associated with our 2022 Strategic Refinancing.
Impairment of Investments and Note Receivable. Impairment of investments and note receivable reflected an impairment charge of $6 million in the prior year period associated with the wind-down of Bedford.
Effective Tax Rate. The effective tax rate was 17.9% for the second quarter of 2023, compared to (2.3)% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes in the prior year period, slightly offset by the benefit from an immaterial non-cash true-up during the second quarter of 2023 related to the valuation of foreign tax liabilities. Refer to Note 11 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Net Income Attributable to KDP. Net income increased $285 million, or 130.7%, to $503 million for the second quarter of 2023 as compared to $218 million in the prior year period, driven primarily by increased income from operations and the favorable comparison to loss on early extinguishment of debt in the prior year period, partially offset by the increase in our effective tax rate.
Diluted EPS. Diluted EPS increased 140.0% to $0.36 per diluted share for the second quarter of 2023 as compared to $0.15 in the prior year period.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2023 and 2022, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.

	Second Quarter
(in millions)	2023	2022
Segment Results — Net sales
U.S. Refreshment Beverages	$2,330	$2,084
U.S. Coffee	970	1,029
International	489	441
Net sales	$3,789	$3,554

	Second Quarter
(in millions)	2023	2022
Segment Results — Income from operations
U.S. Refreshment Beverages	$629	$528
U.S. Coffee	250	295
International	112	98
Unallocated corporate costs	(222)	(349)
Income from operations	$769	$572
U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$2,330	$2,084	$246	11.8%
Income from operations	629	528	101	19.1
Operating margin	27.0%	25.3%		170 bps
Sales Volume. Sales volume for the second quarter of 2023 decreased 0.4% compared to the prior year period. Growth in Dr Pepper, driven by our Strawberries & Cream innovation, and C4 Energy as a result of our sales and distribution partnership, was more than offset by softness in our still portfolio.
Net Sales. Net sales increased 11.8% to $2,330 million for the second quarter of 2023, compared to $2,084 million in the prior year period, driven by favorable net price realization of 12.0%, partially offset by unfavorable volume/mix of 0.2%.
Income from Operations. Income from operations increased $101 million, or 19.1%, to $629 million for the second quarter of 2023, compared to $528 million for the prior year period, primarily driven by the benefits of strong net sales growth and productivity, partially offset by broad-based inflation and increased marketing expenses. Operating margin increased 170 bps versus the year ago period to 27.0%.

U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$970	$1,029	$(59)	(5.7)%
Income from operations	250	295	(45)	(15.3)
Operating margin	25.8%	28.7%		(290) bps
Sales Volume. K-Cup pod volume declined 7.7% in the second quarter of 2023 compared to the prior year period, primarily reflecting at-home coffee category trends, which continued to be impacted by greater consumer mobility versus the prior year, as well as the exit of certain private-label contracts and an unfavorable comparison to the prior year when we rebuilt partner and retailer inventories following supply chain constraints. Brewer volume decreased 10.9% compared to the prior year period, driven by category softness in small appliances and retailer inventory shifts.
Net Sales. Net sales decreased 5.7% to $970 million for the second quarter of 2023 compared to net sales of $1,029 million in the prior year period, reflecting volume/mix declines of 7.3%, partially offset by favorable net price realization of 1.6%.
Income from Operations. Income from operations decreased $45 million, or 15.3%, to $250 million for the second quarter of 2023, compared to $295 million for the prior year period, reflecting broad-based inflation, unfavorable volume/mix, increased marketing expenses and costs associated with productivity projects, partially offset by the benefits of productivity and pricing actions. Operating margin declined 290 bps versus the year ago period to 25.8%.
INTERNATIONAL
The following table provides selected information about our International segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$489	$441	$48	10.9%
Income from operations	112	98	14	14.3
Operating margin	22.9%	22.2%		70 bps
Sales volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	1.1%
K-Cup pods	(1.6)
Brewers	(3.7)
Net Sales. Net sales increased 10.9% to $489 million in the second quarter of 2023, compared to $441 million for the prior year period, reflecting higher net price realization of 6.1%, favorable FX translation impacts of 3.9% and volume/mix growth of 0.9%.
Income from Operations. Income from operations increased $14 million, or 14.3%, to $112 million for the second quarter of 2023 compared to $98 million in the prior year period. This performance reflected the benefits of strong net sales growth and productivity, partially offset by broad-based inflation, unfavorable translation impacts in cost of sales and SG&A and increased marketing expense. Operating margin increased 70 bps versus the year ago period to 22.9%.

First Six Months of 2023 Compared to First Six Months of 2022
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2023 and 2022:

	First Six Months		Dollar Change	Percentage Change
($ in millions, except per share amounts)	2023	2022
Net sales	$7,142	$6,632	$510	7.7%
Cost of sales	3,357	3,206	151	4.7
Gross profit	3,785	3,426	359	10.5
Selling, general and administrative expenses	2,437	2,222	215	9.7
Gain on litigation settlement	—	(299)	299	NM
Other operating income, net	(5)	(35)	30	NM
Income from operations	1,353	1,538	(185)	(12.0)
Interest expense	195	363	(168)	(46.3)
Loss on early extinguishment of debt	—	217	(217)	NM
Gain on sale of equity method investment	—	(50)	50	NM
Impairment of investments and note receivable	—	12	(12)	NM
Other (income) expense, net	(36)	18	(54)	NM
Income before provision for income taxes	1,194	978	216	22.1
Provision for income taxes	224	175	49	28.0
Net income including non-controlling interest	970	803	167	20.8
Less: Net loss attributable to non-controlling interest	—	—	—	NM
Net income attributable to KDP	$970	$803	167	20.8

Earnings per common share:
Basic	$0.69	$0.57	$0.12	21.1%
Diluted	0.69	0.56	0.13	23.2

Gross margin	53.0%	51.7%		130 bps
Operating margin	18.9%	23.2%		NM
Effective tax rate	18.8%	17.9%		90 bps
Sales Volume. The following table provides the percentage change in sales volumes compared to the prior year period:

Percentage Change
LRB	0.3%
K-Cup pods	(3.9)
Brewers	(17.0)

Net Sales. Net sales increased $510 million, or 7.7%, to $7,142 million for the first six months of 2023 compared to $6,632 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 9.0% and favorable FX translation impacts of 0.3%, slightly offset by unfavorable volume/mix of 1.6%.
Gross Profit. Gross profit increased $359 million, or 10.5%, to $3,785 million for the first six months of 2023 compared to $3,426 million in the prior year period. This performance primarily reflected the benefits of net sales growth, productivity and a favorable change in unrealized commodity mark-to-market activity, partially offset by broad-based inflation. Gross margin increased 130 bps versus the year ago period to 53.0%.
Selling, General and Administrative Expenses. SG&A expenses increased $215 million, or 9.7%, to $2,437 million for the first six months of 2023 compared to $2,222 million in the prior year period. The increase was driven by broad-based inflation, higher marketing expense, an unfavorable comparison to the stock award forfeiture accounting policy change in the prior year period of $40 million, and increases in other operating costs, partially offset by the favorable comparison to restructuring and integration expenses in the prior year period.
Gain on Litigation Settlement. Gain on litigation settlement reflected the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the first quarter of 2022.
Other Operating Income, net. Other operating income, net decreased $30 million for the first six months of 2023 compared to the prior year period, primarily driven by a $32 million reduction in year-over-year asset sale-leaseback activity relating to our strategic asset investment program.
Income from Operations. Income from operations decreased $185 million, or 12.0%, to $1,353 million for the first six months of 2023 compared to $1,538 million in the prior year period, primarily driven by unfavorable comparison to the gain on the litigation settlement and on the reduction in asset sale-leaseback activity. Other factors include higher SG&A expenses, partially offset by increased gross profit.
Interest Expense. Interest expense decreased $168 million, or 46.3%, to $195 million for the first six months of 2023 compared to $363 million for the prior year period, primarily driven by the favorable change in unrealized mark-to-market activity of $174 million on interest rate contracts and realized gains on certain interest rate contracts, partially offset by increased use of our commercial paper facility during the current period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected a loss of $217 million in the prior year period associated with our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver.
Gain on Sale of Equity Method Investment. Gain on sale of equity method investment reflected the portion of the settlement payment from BodyArmor in the first quarter of 2022 which was allocated to the satisfaction of the holdback amount owed to us in association with the sale of our equity interest in BodyArmor in 2021.
Impairment of Investments and Note Receivable. Impairment on investments and note receivable reflected a non-cash impairment charge of $12 million in the first six months of 2022 associated with the wind-down of Bedford.
Other Non-operating (Income) Expense, net. Other (income) expense, net reflected a favorable change of $54 million from the prior year period, driven by gains on the Company’s investments in equity securities, primarily led by Nutrabolt’s preferred dividend and mark-to-market on our Vita Coco investment.
Effective Tax Rate. The effective tax rate increased 90 bps to 18.8% for the first six months of 2023, compared to 17.9% in the prior year period, as the benefit from our incremental income in low tax jurisdictions and the immaterial non-cash true-up during the second quarter of 2023 was more than offset by the unfavorable comparison to the benefit from the revaluation of state deferred tax liabilities due to state legislative changes in the prior year period. Refer to Note 11 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Net Income Attributable to KDP. Net income attributable to KDP increased $167 million, or 20.8%, to $970 million for the first six months of 2023 as compared to $803 million in the prior year period, primarily driven by the favorable comparison to the loss on extinguishment of debt in the prior year, reduced interest expense, and gains on our investments in equity securities, partially offset by lower income from operations, the unfavorable comparison to the gain in the prior year period for the sale of our equity method investment in BodyArmor, and the increase in our effective tax rate.
Diluted EPS. Diluted EPS increased 23.2% to $0.69 per diluted share as compared to $0.56 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first six months of 2023 and 2022, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

(in millions)	First Six Months
Net sales	2023	2022
U.S. Refreshment Beverages	$4,337	$3,865
U.S. Coffee	1,901	1,972
International	904	795
Total net sales	$7,142	$6,632

Income from operations
U.S. Refreshment Beverages	$1,119	$1,232
U.S. Coffee	482	550
International	192	162
Unallocated corporate costs	(440)	(406)
Total income from operations	$1,353	$1,538
U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$4,337	$3,865	$472	12.2%
Income from operations	1,119	1,232	(113)	(9.2)
Operating margin	25.8%	31.9%		NM
Sales Volume. Sales volumes for the first six months of 2023 were relatively flat compared to the prior year period. Growth in Dr Pepper, driven by our Strawberries & Cream innovation, and C4 Energy as a result of our sales and distribution partnership, was fully offset by softness in our still portfolio.
Net Sales. Net sales increased 12.2% to $4,337 million in the first six months of 2023, compared to $3,865 million in the prior year period, driven by favorable net price realization of 12.2%.
Income from Operations. Income from operations decreased $113 million, or 9.2%, to $1,119 million for the first six months of 2023 compared to $1,232 million for the prior year period, primarily driven by the unfavorable comparison to the gains on the settlement of litigation with BodyArmor of $271 million and a reduction in year-over-year asset sale-leaseback activity of $32 million for our strategic asset investment program. Other drivers included the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher marketing expense, and increases in other operating costs.

U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$1,901	$1,972	$(71)	(3.6)%
Income from operations	482	550	(68)	(12.4)
Operating margin	25.4%	27.9%		(250) bps
Sales Volume. K-Cup pod volume decreased 4.8% for the first six months of 2023 compared to the prior year period, reflecting at-home coffee category trends, which continued to be impacted by greater consumer mobility versus the prior year period. Brewer volume decreased 18.6% in the first six months of 2023, driven by category softness in small appliances and retailer inventory shifts.
Net Sales. Net sales decreased 3.6% to $1,901 million for the first six months of 2023 compared to $1,972 million in the prior year period, driven by volume/mix declines of 6.9% partially offset by favorable net price realization of 3.3%.
Income from Operations. Income from operations decreased $68 million, or 12.4%, to $482 million for the first six months of 2023, compared to $550 million in the prior year period, as a result of broad-based inflation, declines in volume/mix, higher marketing expense and increases in other operating costs. These decreases were partially offset by the benefits of pricing actions and productivity. Operating margin declined 250 bps versus the year ago period to 25.4%.
INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$904	$795	$109	13.7%
Income from operations	192	162	30	18.5
Operating margin	21.2%	20.4%		80 bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	3.2%
K-Cup pods	3.8
Brewers	(0.5)
Net Sales. Net sales increased 13.7% to $904 million in the first six months of 2023, compared to $795 million in the prior year period, reflecting higher net price realization of 7.4%, volume/mix growth of 3.9%, and favorable FX translation effects of 2.4%.
Income from Operations. Income from operations increased $30 million, or 18.5%, to $192 million for the first six months of 2023 compared to $162 million in the prior year period. This performance reflected the benefits of net sales growth, productivity, and favorable unrealized mark-to-market activity compared to the prior year period, partially offset by broad-based inflation, FX translation impacts in cost of sales and SG&A, higher logistics costs associated with higher volumes and increased marketing expense. Operating margin increased 80 bps versus the year ago period to 21.2%.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the second quarter and first six months of 2023 and 2022, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
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
For the second quarter and first six months of 2023, the other certain items excluded for comparison purposes include (i) productivity expenses and (ii) costs related to significant non-routine legal matters, specifically the antitrust litigation. Additionally, the non-cash changes in deferred tax liabilities related to goodwill and other intangible assets during the second quarter of 2023 included an immaterial non-cash true-up of the valuation of foreign deferred tax liabilities related to a prior period.
For the second quarter and first six months of 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters, specifically the antitrust litigation; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic, which were incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results; (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs; (ix) transaction costs for significant business combinations (completed or abandoned); and (x) foundational projects, which are transformative and non-recurring in nature.
Constant currency adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability, calculated on a constant currency basis by converting our current period local currency financial results using the prior period foreign currency exchange rates.
For the second quarter and first six months of 2023 and 2022, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Other operating income, net	Income from operations	Operating margin
For the Second Quarter of 2023
Reported	$1,748	$2,041	53.9%	$1,272	$—	$769	20.3%
Items Affecting Comparability:
Mark to market	(9)	9		5	—	4
Amortization of intangibles	—	—		(35)	—	35
Stock compensation	—	—		(4)	—	4
Productivity	(26)	26		(32)	—	58
Non-routine legal matters	—	—		(3)	—	3
Adjusted	$1,713	$2,076	54.8%	$1,203	$—	$873	23.0%
Impact of foreign currency			(0.1)%				—%
Constant currency adjusted			54.7%				23.0%

For the Second Quarter of 2022
Reported	$1,778	$1,776	50.0%	$1,204	$—	$572	16.1%
Items Affecting Comparability:
Mark to market	(138)	138		—	—	138
Amortization of intangibles	—	—		(33)	—	33
Stock compensation	—	—		(5)	—	5
Restructuring and integration costs	—	—		(23)	1	22
Productivity	(28)	28		(24)	—	52
Non-routine legal matters	—	—		(3)	—	3
COVID-19	(3)	3		(1)	—	4
Transaction costs	—	—		(1)	—	1
Foundational projects	—	—		(2)	—	2
Adjusted	$1,609	$1,945	54.7%	$1,112	$1	$832	23.4%

Refer to page 42 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision (benefit) for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Second Quarter of 2023
Reported	$172	$—	$—	$(16)	$613	$110	17.9%	$503	$0.36
Items Affecting Comparability:
Mark to market	(53)	—	—	9	48	15		33	0.02
Amortization of intangibles	—	—	—	—	35	6		29	0.02
Amortization of deferred financing costs	(1)	—	—	—	1	—		1	—
Amortization of fair value debt adjustment	(5)	—	—	—	5	1		4	—
Stock compensation	—	—	—	—	4	1		3	—
Productivity	—	—	—	—	58	12		46	0.03
Non-routine legal matters	—	—	—	—	3	1		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	25		(25)	(0.02)
Adjusted	$113	$—	$—	$(7)	$767	$171	22.3%	$596	$0.42
Impact of foreign currency							(0.2)%
Constant currency adjusted							22.1%

For the Second Quarter of 2022
Reported	$175	$169	$6	$9	$213	$(5)	(2.3)%	$218	$0.15
Items Affecting Comparability:
Mark to market	(63)	—	—	1	200	49		151	0.11
Amortization of intangibles	—	—	—	—	33	8		25	0.02
Amortization of deferred financing costs	(1)	—	—	—	1	—		1	—
Amortization of fair value of debt adjustment	(4)	—	—	—	4	1		3	—
Stock compensation	—	—	—	—	5	(2)		7	—
Restructuring and integration costs	—	—	—	—	22	5		17	0.01
Productivity	—	—	—	—	52	10		42	0.03
Impairment of investment	—	—	(6)	—	6	—		6	—
Loss on early extinguishment of debt	—	(169)	—	—	169	43		126	0.09
Non-routine legal matters	—	—	—	—	3	1		2	—
COVID-19	—	—	—	—	4	1		3	—
Transaction costs	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	2	—		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	50		(50)	(0.03)
Adjusted	$107	$—	$—	$10	$715	$161	22.5%	$554	$0.39

Change - adjusted	5.6%							7.6%	7.7%
Impact of foreign currency	—%							(0.6)%	—%
Change - constant currency adjusted	5.6%							7.0%	7.7%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the second quarter of 2023:
Income from operations
U.S. Refreshment Beverages	$629	$17	$646
U.S. Coffee	250	42	292
International	112	4	116
Unallocated corporate costs	(222)	41	(181)
Total income from operations	$769	$104	$873

For the second quarter of 2022:
Income from operations
U.S. Refreshment Beverages	$528	$19	$547
U.S. Coffee	295	47	342
International	98	6	104
Unallocated corporate costs	(349)	188	(161)
Total income from operations	$572	$260	$832

	Reported	Impact of Foreign Currency	Constant Currency
For the second quarter of 2023:
Net sales
U.S. Refreshment Beverages	11.8%	—%	11.8%
U.S. Coffee	(5.7)	—	(5.7)
International	10.9	(3.9)	7.0
Total net sales	6.6	(0.5)	6.1

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the second quarter of 2023:
Income from operations
U.S. Refreshment Beverages	18.1%	—%	18.1%
U.S. Coffee	(14.6)	—	(14.6)
International	11.5	(3.8)	7.7
Total income from operations	4.9	(0.5)	4.4

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the second quarter of 2023:
Operating margin
U.S. Refreshment Beverages	27.0%	0.7%	27.7%	—%	27.7%
U.S. Coffee	25.8	4.3	30.1	—	30.1
International	22.9	0.8	23.7	—	23.7
Total operating margin	20.3	2.7	23.0	—	23.0

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
Second Quarter of 2023 Compared to Second Quarter of 2022
The following discussion of our results for the second quarter of 2023 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 6.1% in the second quarter of 2023 compared to the prior year period, driven by favorable net price realization of 8.2%, partially offset by decreased volume/mix of 2.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 4.4% compared to the prior year period. This increase primarily resulted from the benefits of strong net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher marketing expense, and increases in other operating costs.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense increased 5.6% compared to the prior year period, primarily driven by increased use of our commercial paper facility in the current period, partially offset by realized gains on certain interest rate contracts during the current period.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was relatively flat, with a rate of 22.1% for the second quarter of 2023 compared to 22.5% for the prior year period.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 7.0% compared to the prior year period, driven primarily by the increase in constant currency adjusted income from operations, the decrease in our effective tax rate and gains from our investments in equity securities, partially offset by increased constant currency adjusted interest expense.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased 7.7% in the current period.
Results of Operations by Segment
U.S. REFRESHMENT BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 11.8%, reflecting higher net price realization of 12.0%, partially offset by unfavorable volume/mix of 0.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2023 increased 18.1% compared to the prior year period, primarily driven by the benefits of strong net sales growth and productivity, partially offset by broad-based inflation and increased marketing expenses.
U.S. COFFEE
Constant Currency Net Sales. Constant currency net sales decreased 5.7%, reflecting unfavorable volume/mix of 7.3%, partially offset by favorable net price realization of 1.6%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2023 decreased 14.6% compared to the prior year period, reflecting broad-based inflation, unfavorable volume/mix, and increased marketing expenses, partially offset by the benefits of productivity and pricing actions.
INTERNATIONAL
Constant Currency Net Sales. Constant currency net sales increased 7.0%, reflecting higher net price realization of 6.1% and volume/mix growth of 0.9%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the second quarter of 2023 increased 7.7% compared to the prior year period. This performance reflected the benefits of strong net sales growth and productivity, partially offset by broad-based inflation and increased marketing expense.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the First Six Months of 2023
Reported	$3,357	$3,785	53.0%	$2,437	$—	$(5)	$1,353	18.9%
Items Affecting Comparability:
Mark to market	5	(5)		(7)	—	—	2
Amortization of intangibles	—	—		(69)	—	—	69
Stock compensation	—	—		(9)	—	—	9
Productivity	(64)	64		(72)	—	—	136
Non-routine legal matters	—	—		(3)	—	—	3
Adjusted	$3,298	$3,844	53.8%	$2,277	$—	$(5)	$1,572	22.0%
Impact of foreign currency			—%					—%
Constant currency adjusted			53.8%					22.0%

For the First Six Months of 2022
Reported	$3,206	$3,426	51.7%	$2,222	$(299)	$(35)	$1,538	23.2%
Items Affecting Comparability:
Mark to market	(79)	79		26	—	—	53
Amortization of intangibles	—	—		(67)	—	—	67
Stock compensation	—	—		2	—	—	(2)
Restructuring and integration costs	—	—		(56)	—	(2)	58
Productivity	(56)	56		(46)	—	—	102
Non-routine legal matters	—	—		(7)	—	—	7
COVID-19	(7)	7		(2)	—	—	9
Gain on litigation	—	—		—	271	—	(271)
Transaction costs	—	—		(1)	—	—	1
Foundational projects	—	—		(2)	—	—	2
Adjusted	$3,064	$3,568	53.8%	$2,069	$(28)	$(37)	$1,564	23.6%

Refer to page 46 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision (benefit) for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Six Months of 2023
Reported	$195	$—	$—	$—	$(36)	$1,194	$224	18.8%	$970	$0.69
Items Affecting Comparability:
Mark to market	40	—	—	—	18	(56)	(14)		(42)	(0.03)
Amortization of intangibles	—	—	—	—	—	69	16		53	0.04
Amortization of deferred financing costs	(1)	—	—	—	—	1	—		1	—
Amortization of fair value debt adjustment	(9)	—	—	—	—	9	2		7	0.01
Stock compensation	—	—	—	—	—	9	3		6	—
Productivity	—	—	—	—	—	136	33		103	0.07
Non-routine legal matters	—	—	—	—	—	3	1		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	25		(25)	(0.02)
Adjusted	$225	$—	$—	$—	$(18)	$1,365	$290	21.2%	$1,075	$0.76
Impact of foreign currency								0.1%
Constant currency adjusted								21.3%

For the First Six Months of 2022
Reported	$363	$217	$(50)	$12	$18	$978	$175	17.9%	$803	$0.56
Items Affecting Comparability:
Mark to market	(134)	—	—	—	(2)	189	47		142	0.10
Amortization of intangibles	—	—	—	—	—	67	17		50	0.04
Amortization of deferred financing costs	(2)	—	—	—	—	2	—		2	—
Amortization of fair value of debt adjustment	(9)	—	—	—	—	9	2		7	—
Stock compensation	—	—	—	—	—	(2)	(3)		1	—
Restructuring and integration costs	—	—	—	—	—	58	14		44	0.03
Productivity	—	—	—	—	—	102	22		80	0.06
Impairment of investment	—	—	—	(12)	—	12	—		12	—
Loss on early extinguishment of debt	—	(217)	—	—	—	217	54		163	0.12
Non-routine legal matters	—	—	—	—	—	7	2		5	—
COVID-19	—	—	—	—	—	9	2		7	—
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Transaction costs	—	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	—	2	—		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	50		(50)	(0.03)
Adjusted	$218	$—	$—	$—	$16	$1,330	$302	22.7%	$1,028	$0.72

Change - adjusted	3.2%								4.6%	5.6%
Impact of foreign currency	—%								(0.5)%	—%
Change - constant currency adjusted	3.2%								4.1%	5.6%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first six months of 2023:
Income from operations
U.S. Refreshment Beverages	$1,119	$35	$1,154
U.S. Coffee	482	95	577
International	192	8	200
Unallocated corporate costs	(440)	81	(359)
Total income from operations	$1,353	$219	$1,572

For the first six months of 2022:
Income from operations
U.S. Refreshment Beverages	$1,232	$(230)	$1,002
U.S. Coffee	550	93	643
International	162	13	175
Unallocated corporate costs	(406)	150	(256)
Total income from operations	$1,538	$26	$1,564

	Reported	Impact of Foreign Currency	Constant Currency
For the first six months of 2023:
Net sales
U.S. Refreshment Beverages	12.2%	—%	12.2%
U.S. Coffee	(3.6)	—	(3.6)
International	13.7	(2.4)	11.3
Total net sales	7.7	(0.3)	7.4

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first six months of 2023:
Income from operations
U.S. Refreshment Beverages	15.2%	—%	15.2%
U.S. Coffee	(10.3)	—	(10.3)
International	14.3	(2.3)	12.0
Total income from operations	0.5	(0.2)	0.3

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first six months of 2023:
Operating margin
U.S. Refreshment Beverages	25.8%	0.8%	26.6%	—%	26.6%
U.S. Coffee	25.4	5.0	30.4	—	30.4
International	21.2	0.9	22.1	—	22.1
Total operating margin	18.9	3.1	22.0	—	22.0

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
First Six Months of 2023 Compared to First Six Months of 2022
The following discussion of our results for the first six months of 2023 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 7.4% in the first six months of 2023 compared to the prior year period, driven by favorable net price realization of 9.0%, partially offset by lower volume/mix of 1.6%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 0.3% compared to the prior year period. This increase primarily resulted from the benefits of strong net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher marketing expense, increases in other operating costs, and the unfavorable comparison of a number of prior year benefits. Such prior year benefits included the change in our accounting policy related to the recognition of forfeitures for our stock awards, the asset sale-leaseback activity related to our strategic asset investment program, and the portion of the settlement payment from BodyArmor for the reimbursement of attorney fees.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense increased 3.2% compared to the prior year period, primarily driven by increased use of our commercial paper facility in the current year period, partially offset by net realized gains on certain interest rate contracts and reduced interest on senior unsecured notes as a result of our 2022 Strategic Refinancing.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 21.3% for the first six months of 2023 compared to 22.7% for the prior year period, primarily driven by the tax benefit received from favorable adjustments upon foreign tax return filing and excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2023.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 4.1% compared to the prior year period, as the decrease in our effective tax rate and increased constant currency adjusted income from operations were partially offset by increased constant currency adjusted interest expense.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 5.6% over the prior year period, driven by lower weighted average shares outstanding compared to the prior year period and the increase in constant currency adjusted net income attributable to KDP.
Results of Operations by Segment
U.S. REFRESHMENT BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 12.2%, reflecting favorable net price realization of 12.2% and flat volume/mix.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first six months of 2023 increased 15.2% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher marketing expense, the unfavorable comparison to asset sale-leaseback activity relating to our strategic asset initiative in the prior year period, and increases in other operating costs.
U.S. COFFEE
Constant Currency Net Sales. Constant currency net sales decreased 3.6%, driven by unfavorable volume/mix of 6.9%, partially offset by higher net price realization of 3.3%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 10.3% compared to the prior year period, as a result of inflation in input costs, declines in volume/mix and increases in other operating costs. These decreases were partially offset by the benefits of pricing actions and productivity.

INTERNATIONAL
Constant Currency Net Sales. Constant currency net sales increased 11.3%, driven by favorable net price realization of 7.4% and volume/mix growth of 3.9%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 12.0% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher costs associated with higher volumes and increased marketing expense.
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
The following summarizes our cash activity for the first six months of 2023 and 2022:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $257 million from December 31, 2022 to June 30, 2023, primarily driven by the reduction in cash provided by operating activities, which was largely impacted by the reduction in accounts payable during the six months ended June 30, 2023, as well as dividend payments and share repurchases, partially offset by net issuances of commercial paper.
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
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $887 million for the first six months of 2023, as compared to the first six months of 2022, driven by the decrease in net income adjusted for non-cash items, led by the unfavorable year-over-year impact of the $349 million gain from BodyArmor in the first six months of 2022 and a reduction in our cash conversion cycle.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	June 30,
	2023	2022
DIO	73	61
DSO	33	36
DPO	143	170
Cash conversion cycle	(37)	(73)
Our cash conversion cycle increased 36 days to approximately (37) days as of June 30, 2023 as compared to (73) days as of June 30, 2022. The increase in DIO reflects our efforts to restore inventory to meet customer service levels and the build up of our inventory of C4, and the decrease in DPO was driven by the reduction of payment terms for certain suppliers.
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
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $7 million and $77 million of net cash proceeds from our strategic asset investment program during the first six months of 2023 and 2022, respectively, which are included in Proceeds from sales of property, plant and equipment in the unaudited Condensed Consolidated Statements of Cash Flows.
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
As of June 30, 2023, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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

Regular Quarterly Dividends
For the first six months of 2023, we have declared total dividends of $0.40 per share.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. We repurchased and retired $457 million of common stock during the first six months of 2023. As of June 30, 2023, $3,164 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2023 and 2022, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $149 million and $186 million for the first six months of 2023 and 2022, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first six months of 2023 and 2022 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $214 million and $138 million for the first six months of 2023 and 2022, respectively, which primarily related to these investments.
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
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $55 million and $10 million for the first six months of 2023 and 2022, respectively.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Six Months of 2023
Net sales	$4,497
Income from operations	531
Net income attributable to KDP	970

(in millions)	June 30, 2023	December 31, 2022
Current assets	$1,773	$1,712
Non-current assets	46,145	45,721
Total assets(1)	$47,918	$47,433

Current liabilities	$6,029	$4,797
Non-current liabilities	16,574	17,463
Total liabilities(2)	$22,603	$22,260
(1)Includes $4 million and $3 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $1,374 million and $1,186 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2023 and December 31, 2022, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2023, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes shares repurchased by the Company under this program during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program (in millions)(1)
April 1 to April 30	—	$—	—	$3,390
May 1 to May 31	6,720,976	32.40	6,720,976	3,172
June 1 to June 30	280,000	31.06	280,000	3,164
Total	7,000,976	$32.34	7,000,976	$3,164
(1)The share repurchase program was authorized prior to the issuance of the Inflation Reduction Act of 2022, which imposes a 1% excise tax on net share repurchases that occur after December 31, 2022. As of June 30, 2023, $4 million was included in additional paid-in capital related to the excise tax associated with shares repurchased during first six months of 2023.
ITEM 5. Other Information
On May 19, 2023, Maria Sceppaguercio, our Chief Corporate Affairs Officer, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The sales plan will be in effect until the earlier of (1) December 31, 2023 or (2) the date on which all shares subject to the trading plan are sold, which is the number of shares that Ms. Sceppaguercio receives upon the September 13, 2023 vesting of 130,435 RSUs that she holds, minus the number of such shares that are withheld by the Company for payment of applicable taxes.
During the second quarter of 2023, no other directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 27, 2023