Form 10-Q
period 2023-09-30
Keurig Dr Pepper Inc.
filed 2023-10-26
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of October 24, 2023, there were 1,398,336,103 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and was terminated on February 23, 2022
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
bps	Basis points
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS that was consummated on July 9, 2018 through a reverse merger transaction, whereby a wholly-owned special purpose merger subsidiary of DPS merged with and into the direct parent of Keurig
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
IRi	Information Resources, Inc.
KDP	Keurig Dr Pepper Inc.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018 and terminated on February 23, 2022
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
La Colombe	La Colombe Holdings, Inc., an equity method investment of KDP
LRB	Liquid refreshment beverages
NCB	Non-carbonated beverage
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
Revive	Revive Brands, a wholly-owned subsidiary of KDP
RSU	Restricted share unit
RTD	Ready to drink
RVG	Residual value guarantee
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with the same sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$3,805	$3,622	$10,947	$10,254
Cost of sales	1,694	1,721	5,051	4,927
Gross profit	2,111	1,901	5,896	5,327
Selling, general and administrative expenses	1,217	1,196	3,654	3,418
Impairment of intangible assets	2	311	2	311
Gain on litigation settlement	—	—	—	(299)
Other operating income, net	(4)	—	(9)	(35)
Income from operations	896	394	2,249	1,932
Interest expense	237	207	432	570
Loss on early extinguishment of debt	—	—	—	217
Gain on sale of equity method investment	—	—	—	(50)
Impairment of investments and note receivable	—	—	—	12
Other (income) expense, net	(5)	4	(41)	22
Income before provision for income taxes	664	183	1,858	1,161
Provision for income taxes	146	4	370	179
Net income including non-controlling interest	518	179	1,488	982
Less: Net loss attributable to non-controlling interest	—	(1)	—	(1)
Net income attributable to KDP	$518	$180	$1,488	$983

Earnings per common share:
Basic	$0.37	$0.13	$1.06	$0.69
Diluted	0.37	0.13	1.05	0.69
Weighted average common shares outstanding:
Basic	1,397.4	1,416.1	1,401.3	1,417.3
Diluted	1,406.2	1,427.2	1,410.8	1,428.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
Net income including non-controlling interest	$518	$179	$1,488	$982
Other comprehensive (loss) income
Foreign currency translation adjustments	(135)	(249)	132	(283)
Net change in pension and post-retirement liability, net of tax of $0, $0, $0 and $0, respectively	—	—	—	(3)
Net change in cash flow hedges, net of tax of $0, $(12), $24 and $(98), respectively	9	35	(90)	303
Total other comprehensive (loss) income	(126)	(214)	42	17
Comprehensive income (loss) including non-controlling interest	392	(35)	1,530	999
Less: Comprehensive income attributable to non-controlling interest	—	—	—	—
Comprehensive income (loss) attributable to KDP	$392	$(35)	$1,530	$999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$260	$535
Trade accounts receivable, net	1,279	1,484
Inventories	1,348	1,314
Prepaid expenses and other current assets	519	471
Total current assets	3,406	3,804
Property, plant and equipment, net	2,527	2,491
Investments in unconsolidated affiliates	1,336	1,000
Goodwill	20,122	20,072
Other intangible assets, net	23,223	23,183
Other non-current assets	1,117	1,252
Deferred tax assets	32	35
Total assets	$51,763	$51,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,090	$5,206
Accrued expenses	1,123	1,153
Structured payables	122	137
Short-term borrowings and current portion of long-term obligations	2,798	895
Other current liabilities	681	685
Total current liabilities	8,814	8,076
Long-term obligations	9,940	11,072
Deferred tax liabilities	5,714	5,739
Other non-current liabilities	1,931	1,825
Total liabilities	26,399	26,712
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,398,322,033 and 1,408,394,293 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	21,014	21,444
Retained earnings	4,165	3,539
Accumulated other comprehensive income	171	129
Total stockholders' equity	25,364	25,126
Non-controlling interest	—	(1)
Total equity	25,364	25,125
Total liabilities and equity	$51,763	$51,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Nine Months
(in millions)	2023	2022
Operating activities:
Net income attributable to KDP	$1,488	$983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	299	301
Amortization of intangibles	103	100
Other amortization expense	136	129
Provision for sales returns	42	38
Deferred income taxes	(22)	(281)
Employee stock-based compensation expense	86	43
Loss on early extinguishment of debt	—	217
Gain on sale of equity method investment	—	(50)
Gain on disposal of property, plant and equipment	(3)	(38)
Unrealized (gain) loss on foreign currency	(4)	22
Unrealized loss on derivatives	44	387
Settlements of interest rate contracts	54	125
Equity in (earnings) loss of unconsolidated affiliates	(24)	6
Impairment of intangible assets	2	311
Impairment on investments and note receivable of unconsolidated affiliate	—	12
Other, net	(5)	22
Changes in assets and liabilities:
Trade accounts receivable	170	(372)
Inventories	(31)	(552)
Income taxes receivable and payables, net	(39)	(106)
Other current and non-current assets	(159)	(380)
Accounts payable and accrued expenses	(1,155)	1,014
Other current and non-current liabilities	50	167
Net change in operating assets and liabilities	(1,164)	(229)
Net cash provided by operating activities	1,032	2,098
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	—	50
Purchases of property, plant and equipment	(271)	(260)
Proceeds from sales of property, plant and equipment	9	79
Purchases of intangibles	(55)	(19)
Issuance of related party note receivable	—	(18)
Investments in unconsolidated affiliates	(308)	(48)
Other, net	2	3
Net cash (used in) provided by investing activities	$(623)	$(213)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Nine Months
(in millions)	2023	2022
Financing activities:
Proceeds from issuance of Notes	$—	$3,000
Repayments of Notes	—	(3,365)
Net issuance (repayment) of commercial paper	750	(149)
Proceeds from structured payables	91	114
Repayments of structured payables	(105)	(111)
Cash dividends paid	(842)	(796)
Repurchases of common stock	(457)	(88)
Tax withholdings related to net share settlements	(57)	(10)
Payments on finance leases	(74)	(65)
Other, net	(3)	(45)
Net cash used in financing activities	(697)	(1,515)
Cash, cash equivalents, and restricted cash and cash equivalents:
Net change from operating, investing and financing activities	(288)	370
Effect of exchange rate changes	13	(10)
Beginning balance	535	568
Ending balance	$260	$928

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$196	$179
Transaction costs included in accounts payable and accrued expenses	13	—
Non-cash conversion of note receivable to investment in unconsolidated affiliate	—	6
Non-cash purchases of intangibles	—	22
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	300	284
Supplemental cash flow disclosures:
Cash paid for interest	255	236
Cash paid for income taxes	413	566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26	—	26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock, inclusive of excise tax obligation	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	14	21,210	3,724	155	25,103	(1)	25,102
Net income	—	—	—	503	—	503	—	503
Other comprehensive income	—	—	—	—	142	142	—	142
Dividends declared, $0.20 per share	—	—	—	(279)	—	(279)	—	(279)
Repurchases of common stock, inclusive of excise tax obligation	(7.0)	—	(229)	—	—	(229)	—	(229)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of June 30, 2023	1,396.9	$14	$21,009	$3,948	$297	$25,268	$(1)	$25,267
Net income	—	—	—	518	—	518	—	518
Other comprehensive loss	—	—	—	—	(126)	(126)	—	(126)
Dividends declared, $0.215 per share	—	—	—	(300)	—	(300)	—	(300)
Repurchases of common stock, inclusive of excise tax obligation	—	—	1	—	—	1	—	1
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(25)	—	—	(25)	—	(25)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Non-controlling interest surrender of shares	—	—	—	(1)	—	(1)	1	—
Balance as of September 30, 2023	1,398.3	$14	$21,014	$4,165	$171	$25,364	$—	$25,364

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2022	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	585	—	585	—	585
Other comprehensive income	—	—	—	—	241	241		241
Dividends declared, $0.1875 per share	—	—	—	(266)	—	(266)	—	(266)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)	—	(5)
Stock-based compensation and stock options exercised	—	—	(16)	—	—	(16)	—	(16)
Balance as of March 31, 2022	1,418.5	14	21,764	3,518	215	25,511	—	25,511
Net income	—	—	—	218	—	218	—	218
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Dividends declared, $0.1875 per share	—	—	—	(265)	—	(265)	—	(265)
Repurchases of common stock	(2.5)	—	(88)	—	—	(88)	—	(88)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation and stock options exercised	—	—	28	—	—	28	—	28
Balance as of June 30, 2022	1,416.1	14	21,701	3,471	205	25,391	—	25,391
Net income	—	—	—	180	—	180	(1)	179
Other comprehensive loss	—	—	—	—	(214)	(214)	—	(214)
Dividends declared, $0.20 per share	—	—	—	(284)	—	(284)	—	(284)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation and stock options exercised	—	—	31	—	—	31	—	31
Balance as of September 30, 2022	1,416.3	$14	$21,730	$3,367	$(9)	$25,102	$(1)	$25,101

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
References to the "third quarter" indicate the Company's quarterly periods ended September 30, 2023 and 2022.
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
RECLASSIFICATIONS
The Company reclassified amounts in the Financing Activities section of the unaudited condensed consolidated Statement of Cash Flows for the first nine months of 2022 in order to conform to current year presentation, as maturities for the Company’s commercial paper program in both periods are 90 days or less.

(in millions)	Prior Presentation	First Nine Months of 2022
Net issuance (repayment) of commercial paper	Proceeds from issuance of commercial paper	$500
Net issuance (repayment) of commercial paper	Repayments of commercial paper	(649)

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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

(in millions)	September 30, 2023	December 31, 2022
Notes	$11,589	$11,568
Less: current portion of long-term obligations	(1,649)	(496)
Long-term obligations	$9,940	$11,072
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2023	December 31, 2022
Commercial paper notes	$1,149	$399
Current portion of long-term obligations	1,649	496
Short-term borrowings and current portion of long-term obligations	$2,798	$895
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions, except %)
Issuance	Maturity Date	Rate	September 30, 2023	December 31, 2022
2023 Notes	December 15, 2023	3.130%	$500	$500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			11,743	11,743
Adjustment from principal amount to carrying amount(1)			(154)	(175)
Carrying amount			$11,589	$11,568
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		September 30, 2023		December 31, 2022
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of September 30, 2023.
As of September 30, 2023, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	Third Quarter		First Nine Months
(in millions, except %)	2023	2022	2023	2022
Weighted average commercial paper borrowings	$1,495	$—	$1,061	$29
Weighted average borrowing rates	5.49%	—%	5.31%	0.58%
Letter of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $68 million of which was utilized as of September 30, 2023 and $82 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of KDP's commercial paper approximates the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of KDP's Notes are based on current market rates available to KDP and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of KDP's Notes was $10,242 million and $10,495 million as of September 30, 2023 and December 31, 2022, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2023	$8,714	$8,622	$2,736	$20,072
Foreign currency translation	—	—	50	50
Balance as of September 30, 2023	$8,714	$8,622	$2,786	$20,122
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	September 30, 2023	December 31, 2022
Brands(1)	$19,380	$19,291
Trade names	2,478	2,480
Contractual arrangements	122	122
Distribution rights(2)	155	100
Total	$22,135	$21,993
(1)The change in brands with indefinite lives was primarily driven by foreign currency translation of $89 million during the first nine months of 2023.
(2)The Company acquired certain distribution rights during the first nine months of 2023 of approximately $55 million, primarily attributable to Nutrabolt.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2023			December 31, 2022
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(530)	$616	$1,146	$(475)	$671
Customer relationships	636	(227)	409	638	(204)	434
Trade names	126	(111)	15	127	(101)	26
Brands	51	(24)	27	51	(19)	32
Contractual arrangements	24	(11)	13	24	(10)	14
Distribution rights	29	(21)	8	29	(16)	13
Total	$2,012	$(924)	$1,088	$2,015	$(825)	$1,190
Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
Amortization expense	$34	$33	$103	$100
Amortization expense of these intangible assets over the remainder of 2023 and the next five years is expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Expected amortization expense	$33	$127	$115	$111	$95	$87

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
Canada WD
Canada Coffee
Latin America Beverages
Management performed a step 0 analysis of the goodwill as of the effective date of the segment change for the impacted reporting units. The Company also performed an analysis as of September 30, 2023 to ensure that there were no additional triggering events which occurred during the quarter. As a result of these analyses, management did not identify any indications that a material carrying amount of any goodwill or any intangible asset may not be recoverable.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2023, economic interest rate derivative instruments have maturities ranging from December 2023 to January 2038.
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
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of September 30, 2023, these FX contracts have maturities ranging from October 2023 to October 2024.
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of September 30, 2023, these FX contracts have maturities ranging from October 2023 to December 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of September 30, 2023, these commodity contracts have maturities ranging from October 2023 to June 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of KDP's outstanding derivative instruments by type:

(in millions)	September 30, 2023	December 31, 2022
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,700	$1,000
Forward starting swaps, designated as cash flow hedges	—	500
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	—	1,900
Swaptions, not designated as hedging instruments	1,700	—
FX contracts
Forward contracts, not designated as hedging instruments	652	490
Forward contracts, designated as cash flow hedges	482	511
Commodity contracts, not designated as hedging instruments(1)	439	754
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

(in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$6	$8
Commodity contracts	Prepaid expenses and other current assets	22	6
Interest rate contracts	Other non-current assets	—	49
FX contracts	Other non-current assets	3	1
Commodity contracts	Other non-current assets	5	1

Liabilities:
Interest rate contracts	Other current liabilities	26	58
FX contracts	Other current liabilities	1	—
Commodity contracts	Other current liabilities	39	51
Interest rate contracts	Other non-current liabilities	299	194
Commodity contracts	Other non-current liabilities	1	1

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

(in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets:
FX contracts	Prepaid expenses and other current assets	$9	$21
FX contracts	Other non-current assets	—	1
Interest rate contracts	Other non-current assets	—	88

Liabilities:
FX contracts	Other current liabilities	11	3
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2023	2022	2023	2022
Interest rate contracts	Interest expense	$104	$96	$49	$219
Interest rate contracts	Loss on early extinguishment of debt	—	—	—	31
FX contracts	Cost of sales	(4)	(7)	(4)	(9)
FX contracts	Other (income) expense, net	(6)	(10)	(1)	(9)
Commodity contracts	Cost of sales	(7)	29	2	33
Commodity contracts	SG&A expenses	(20)	24	(2)	(39)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		Third Quarter		First Nine Months
(in millions)	Income Statement Location	2023	2022	2023	2022
Interest rate contracts(1)	Interest expense	$(2)	$(2)	$(72)	$(4)
FX contracts	Cost of sales	4	—	(1)	5
(1)Amounts recognized during the first nine months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
KDP expects to reclassify approximately $8 million and $1 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
5. Leases
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
Operating lease cost	$40	$34	$118	$101
Finance lease cost
Amortization of right-of-use assets	21	19	60	57
Interest on lease liabilities	6	6	18	17
Variable lease cost(1)	10	9	30	26
Short-term lease cost	1	1	1	1
Sublease income	—	(1)	—	(1)
Total lease cost	$78	$68	$227	$201
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	First Nine Months
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$110	$92
Operating cash flows from finance leases	18	17
Financing cash flows from finance leases	74	65
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	78	245
Finance leases	75	84
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	September 30, 2023	December 31, 2022
Weighted average discount rate
Operating leases	5.2%	5.0%
Finance leases	3.8%	3.7%
Weighted average remaining lease term
Operating leases	10 years	11 years
Finance leases	9 years	9 years
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$25	$31
2024	148	124
2025	141	120
2026	129	157
2027	107	69
2028	85	54
Thereafter	527	290
Total future minimum lease payments	1,162	845
Less: imputed interest	(261)	(131)
Present value of minimum lease payments	$901	$714

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2023, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $210 million. These leases are expected to commence between the fourth quarter of 2023 through 2026, with initial lease terms ranging from 4 years to 10 years.
ASSET SALE-LEASEBACK TRANSACTION
The Company entered into a sale-leaseback transaction with the Veyron SPEs during the first nine months of 2023. The following table presents details of the transaction. The gain on the sale-leaseback is recorded in Other operating income, net, and the leaseback is accounted for as an operating lease.

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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about the Company's operations by reportable segment is as follows:

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
Segment Results – Net sales
U.S. Refreshment Beverages	$2,270	$2,144	$6,607	$6,009
U.S. Coffee	1,012	1,045	2,913	3,017
International	523	433	1,427	1,228
Net sales	$3,805	$3,622	$10,947	$10,254

Segment Results – Income from operations
U.S. Refreshment Beverages	$676	$322	$1,795	$1,554
U.S. Coffee	293	272	775	822
International	139	97	331	259
Unallocated corporate costs	(212)	(297)	(652)	(703)
Income from operations	$896	$394	$2,249	$1,932

(in millions)	September 30, 2023	December 31, 2022
Identifiable operating assets
U.S. Refreshment Beverages	$28,688	$28,987
U.S. Coffee	14,103	14,220
International	6,961	6,873
Segment total	49,752	50,080
Unallocated corporate assets	675	757
Total identifiable operating assets	50,427	50,837
Investments in unconsolidated affiliates	1,336	1,000
Total assets	$51,763	$51,837

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
The following table disaggregates KDP's revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the third quarter of 2023:
LRB	$2,232	$—	$348	$2,580
K-Cup pods	—	769	120	889
Appliances	—	211	20	231
Other	38	32	35	105
Net sales	$2,270	$1,012	$523	$3,805

For the third quarter of 2022:
LRB	$2,107	$—	$268	$2,375
K-Cup pods	—	808	105	913
Appliances	—	204	21	225
Other	37	33	39	109
Net sales	$2,144	$1,045	$433	$3,622

For the first nine months of 2023:
LRB	$6,498	$—	$932	$7,430
K-Cup pods	—	2,301	345	2,646
Appliances	—	512	46	558
Other	109	100	104	313
Net sales	$6,607	$2,913	$1,427	$10,947

For the first nine months of 2022:
LRB	$5,912	$—	$745	$6,657
K-Cup pods	—	2,355	320	2,675
Appliances	—	566	55	621
Other	97	96	108	301
Net sales	$6,009	$3,017	$1,228	$10,254
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding.

	Third Quarter		First Nine Months
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to KDP	$518	$180	$1,488	$983

Weighted average common shares outstanding	1,397.4	1,416.1	1,401.3	1,417.3
Dilutive effect of stock-based awards	8.8	11.1	9.5	11.5
Weighted average common shares outstanding and common stock equivalents	1,406.2	1,427.2	1,410.8	1,428.8

Basic EPS	$0.37	$0.13	$1.06	$0.69
Diluted EPS	0.37	0.13	1.05	0.69

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.0	—	1.0	—
9. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
Total stock-based compensation expense(1)	$29	$31	$86	$43
Income tax benefit	(5)	(5)	(14)	(6)
Stock-based compensation expense, net of tax	$24	$26	$72	$37
(1)The Company recorded a one-time $40 million reduction to stock-based compensation expense as a result of the change in forfeiture policy in the first nine months of 2022.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	18,038,745	$27.46	1.6	$643
Granted	3,520,386	31.21
Vested and released	(5,273,915)	23.68		178
Forfeited	(913,249)	29.43
Outstanding as of September 30, 2023	15,371,967	$29.50	1.7	$485
As of September 30, 2023, there was $189 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.1 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Investments
The following table summarizes investments in unconsolidated affiliates as of September 30, 2023 and December 31, 2022:

(in millions)	Ownership Interest	September 30, 2023	December 31, 2022
Nutrabolt(1)	33.2%	$907	$874
La Colombe	33.3%	307	—
Tractor	19.2%	45	49
Athletic Brewing	13.1%	50	51
Dyla LLC	12.5%	13	12
Force Holdings LLC(2)	33.3%	4	4
Beverage startup companies(3)	(various)	5	5
Other	(various)	5	5
Investments in unconsolidated affiliates		$1,336	$1,000
(1)The Company’s investment in Nutrabolt consists of preferred equity units, and the ownership interest is calculated on an as-converted basis.
(2)Force Holdings LLC has a 14.1% ownership interest in Dyla LLC.
(3)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
LA COLOMBE
In August 2023, the Company invested $300 million in exchange for common shares in La Colombe that represent a 33.3% ownership interest. The Company additionally capitalized $7 million of incremental third-party costs into the investment balance.
REVIVE
On July 31, 2023, the remaining shareholders of Revive surrendered their ownership interests. As a result, the Company holds 100% ownership interest in Revive and has eliminated the Non-controlling interest component within the Company’s unaudited Condensed Consolidated Statements of Stockholder’s Equity.
11. Income Taxes
The Company’s effective tax rates were as follows:

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Effective tax rate	22.0%	2.2%	19.9%	15.4%
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the unaudited Condensed Consolidated Statements of Income:

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net	3.0%	1.7%	3.0%	3.3%
Impact of non-U.S. operations(1)(2)	(0.7)%	(5.9)%	(3.3)%	(1.7)%
Tax credits(2)	(3.8)%	(11.7)%	(3.4)%	(3.2)%
U.S. taxation of foreign earnings(2)	2.3%	11.2%	2.5%	3.1%
Deferred rate change(3)	(0.4)%	(18.5)%	—%	(7.8)%
Uncertain tax positions	0.2%	0.4%	0.1%	0.1%
U.S. federal provision to return	0.4%	—%	—%	—%
Excess tax deductions on stock-based compensation	(0.5)%	—%	(0.5)%	(0.1)%
Other	0.5%	4.0%	0.5%	0.7%
Total provision for income taxes	22.0%	2.2%	19.9%	15.4%
(1)For the first nine months of 2023, primarily driven by an immaterial non-cash true-up related to a prior period, which resulted in a $28 million reduction in foreign deferred tax liabilities.
(2)For the third quarter and first nine months of 2022, primarily driven by the Company’s incremental income in low tax jurisdictions.
(3)For the third quarter and first nine months of 2022, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes during 2022.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the third quarter of 2023:
Beginning balance	$181	$(10)	$126	$297
Other comprehensive (loss) income	(135)	—	7	(128)
Amounts reclassified from AOCI	—	—	2	2
Total other comprehensive (loss) income	(135)	—	9	(126)
Balance as of September 30, 2023	$46	$(10)	$135	$171

For the third quarter of 2022:
Beginning balance	$47	$(7)	$165	$205
Other comprehensive (loss) income	(249)	—	36	(213)
Amounts reclassified from AOCI	—	—	(1)	(1)
Total other comprehensive (loss) income	(249)	—	35	(214)
Balance as of September 30, 2022	$(202)	$(7)	$200	$(9)

For the first nine months of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	132	—	(34)	98
Amounts reclassified from AOCI	—	—	(56)	(56)
Total other comprehensive income (loss)	132	—	(90)	42
Balance as of September 30, 2023	$46	$(10)	$135	$171

For the first nine months of 2022:
Beginning balance	$81	$(4)	$(103)	$(26)
Other comprehensive (loss) income	(283)	(3)	302	16
Amounts reclassified from AOCI	—	—	1	1
Total other comprehensive (loss) income	(283)	(3)	303	17
Balance as of September 30, 2022	$(202)	$(7)	$200	$(9)
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Third Quarter		First Nine Months
(in millions)	Income Statement Caption	2023	2022	2023	2022
Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(2)	$(2)	$(72)	$(4)
FX contracts	Cost of sales	4	—	(1)	5
Total		2	(2)	(73)	1
Income tax expense		—	1	17	—
Total, net of tax		$2	$(1)	$(56)	$1
(1)Amounts reclassified from AOCI into interest expense during the first nine months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million. Refer to Note 4 for additional information on the terminated forward starting swaps.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(in millions)	2023	2022
Inventories:
Raw materials	$449	$475
Work-in-progress	9	8
Finished goods	914	858
Total	1,372	1,341
Allowance for excess and obsolete inventories	(24)	(27)
Total Inventories	$1,348	$1,314
Prepaid expenses and other current assets:
Other receivables	$116	$167
Prepaid income taxes	53	49
Customer incentive programs	55	25
Derivative instruments	37	35
Prepaid marketing	46	19
Spare parts	106	89
Income tax receivable	14	17
Other	92	70
Total prepaid expenses and other current assets	$519	$471
Other non-current assets:
Operating lease right-of-use assets	$873	$881
Customer incentive programs	34	46
Derivative instruments	8	140
Equity securities(1)	67	48
Equity securities without readily determinable fair values	—	1
Other	135	136
Total other non-current assets	$1,117	$1,252
(1)Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to-market gains and losses are recorded to Other (income) expense, net. For the first nine months of 2023, the Company recorded an unrealized mark-to-market gain of $16 million on its investment in Vita Coco. The Company recorded no mark-to-market gains or losses on its investment in Vita Coco for the first nine months of 2022.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	September 30,	December 31,
(in millions)	2023	2022
Accrued expenses:
Accrued customer trade	$403	$429
Accrued compensation	191	246
Insurance reserve	51	53
Accrued interest	151	76
Accrued professional fees	6	7
Other accrued expenses	321	342
Total accrued expenses	$1,123	$1,153
Other current liabilities:
Dividends payable	$300	$281
Income taxes payable	49	87
Operating lease liability	108	100
Finance lease liability	100	95
Derivative instruments	77	112
Other	47	10
Total other current liabilities	$681	$685
Other non-current liabilities:
Operating lease liability	$793	$803
Finance lease liability	614	618
Pension and post-retirement liability	30	37
Insurance reserves	87	69
Derivative instruments	300	195
Deferred compensation liability	30	30
Other	77	73
Total other non-current liabilities	$1,931	$1,825
ACCOUNTS PAYABLE
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and, if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations, at their sole discretion, and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. The amount of the outstanding obligations confirmed as valid included in accounts payable as of September 30, 2023 and December 31, 2022 was $2,794 million and $4,113 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company had litigation reserves of $10 million and $12 million, respectively. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
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
Beginning in 2014, a number of putative class actions asserting similar claims and seeking similar relief to the matters described above were filed on behalf of purported direct purchasers of Keurig’s products in various federal district courts. In June 2014, these various actions, including the TreeHouse and JBR suits, were transferred to a single judicial district for coordinated pre-trial proceedings (the “Multidistrict Antitrust Litigation”). A consolidated putative class action complaint by direct purchaser plaintiffs was filed in July 2014. In January 2019, McLane Company, Inc. filed suit against Keurig (McLane Company, Inc. v. Keurig Green Mountain, Inc.) in the SDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. These actions are now pending in the SDNY (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation). Discovery in the Multidistrict Antitrust Litigation concluded in 2021, with plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. As a result, Keurig has fully briefed a summary judgment motion that, if successful, would end the cases entirely. Keurig has also fully briefed other significant motions, including challenges to the validity of plaintiffs’ damages calculations. Keurig is also pursuing its opposition to direct purchaser plaintiffs’ motion for class certification. Keurig’s motions and opposition remain pending in the SDNY.
In July 2021, BJ’s Wholesale Club, Inc. filed suit against Keurig (BJ’s Wholesale Club, Inc. v. Keurig Green Mountain, Inc.) in the U.S. District Court for the Eastern District of New York (“EDNY”) asserting similar claims and also was transferred into the Multidistrict Antitrust Litigation. In August 2021, Winn-Dixie Stores, Inc. and Bi-Lo Holding LLC filed suit against Keurig (Winn-Dixie Stores, Inc. et al. v. Keurig Green Mountain, Inc. et al.) in the EDNY asserting similar claims and was also transferred into the Multidistrict Antitrust Litigation. Following the conclusion of discovery in 2023, Keurig similarly filed a motion for summary judgment seeking dismissal of these cases and also filed other significant motions. These motions remain pending in the SDNY.
A number of putative class actions asserting similar claims and seeking similar relief were previously filed on behalf of purported indirect purchasers of Keurig’s products. In July 2020, Keurig reached an agreement with the putative indirect purchaser class plaintiffs in the Multidistrict Antitrust Litigation to settle the claims asserted for $31 million. The settlement class consists of individuals and entities in the United States that purchased, from persons other than Keurig and not for purposes of resale, Keurig manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The SDNY granted preliminary approval of the settlement in December 2020, and the Company paid the settlement amount in January 2021. In June 2021, the SDNY granted final approval of the settlement, entered final judgment, and dismissed the indirect purchasers’ claims.
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
Leasing Arrangements
As of September 30, 2023, the Company has entered into sixteen lease transactions with the Veyron SPEs, fifteen of which were associated with asset sale-leaseback transactions. Refer to Note 5 for additional information about the asset sale-leaseback transaction during the first nine months of 2023. Each lease has a RVG based on a percentage of Veyron SPEs’s purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of September 30, 2023 and December 31, 2022 were $653 million and $650 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s unaudited Condensed Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of September 30, 2023 and December 31, 2022.

(in millions)	September 30, 2023(1)	December 31, 2022(2)
Non-current assets	$418	$430
Current liabilities	23	22
Non-current liabilities	408	419
(1)The leasing agreements included as of September 30, 2023 include nine manufacturing sites, five distribution centers and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2022 include nine manufacturing sites, four distribution centers and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of September 30, 2023, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of September 30, 2023, KDP had $94 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	Remainder of 2023	For the Years Ending December 31,
(in millions)		2024	2025	2026	2027	2028
Fixed service fees	$1	$8	$8	$7	$8	$8

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
TRANSACTION WITH LA COLOMBE
The Company has an investment in common shares of La Colombe. Under the terms of the investment agreement, KDP has certain contractual rights that will result in a return of investment at the greater of a specified floor or fair value. As other investors of La Colombe will have to absorb more risk when the specified floor is greater than fair value, the other investors lack certain characteristics of a controlling financial interest, which qualifies La Colombe as a VIE. KDP is not the primary beneficiary of the VIE and therefore is not required to consolidate La Colombe, as the primary shareholder of the VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. KDP has no obligation to provide additional funding to La Colombe, and thus the Company’s maximum exposure and risk of loss related to La Colombe is limited to the carrying value of KDP’s investment. Refer to Note 10 for the carrying value of the Company’s investment in La Colombe.
16. Restructuring
RESTRUCTURING PROGRAMS
The Company records severance costs provided under an ongoing benefit arrangement once they are both probable and estimable.
2023 CEO Succession and Associated Realignment
In the third quarter of 2023, the Company began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the announcement of the appointment of a Chief Operating Officer, effective November 6, 2023, with the expectation that the new Chief Operating Officer will succeed Robert Gamgort as Chief Executive Officer of the Company during the second quarter of 2024. The Company is also planning to realign its executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives of the Company. Additionally, certain workforce reductions could occur as we assess our organization and upskill our talent and capabilities as needed. The program is expected to incur charges of approximately $45 million, primarily driven by severance costs and the sign-on bonus for our new Chief Operating Officer.
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP continued to recognize expenditures for certain initiatives which began during the integration period through December 31, 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $962 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	Third Quarter		First Nine Months
(in millions)	2023	2022	2023	2022
2023 CEO Succession and Associated Realignment	$25	$—	$25	$—
DPS Integration Program	—	33	—	91
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2023	$55
Charges to expense	18
Cash payments	(42)
Balance as of September 30, 2023	$31
17. Subsequent Events
STRATEGIC PARTNERSHIP WITH GRUPO PISA
Effective October 23, 2023, the Company executed an agreement for a strategic partnership with Grupo PiSA to sell and distribute Electrolit instant hydration beverages within the U.S. Under the long-term sales and distribution agreement, KDP will sell and distribute Electrolit in the majority of KDP's company-owned direct store distribution territories. The distribution is expected to begin in early 2024, and the Company estimates spending up to $57 million to transition the rights.

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
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees. References in tables below to percentage changes that are not meaningful are denoted by "NM".

EXECUTIVE SUMMARY
Financial Overview - Third Quarter of 2023 as compared to Third Quarter of 2022

As Reported, in millions (except EPS)

As Adjusted, in millions (except EPS)

Key Events During and Subsequent to the Third Quarter of 2023
Investment in La Colombe
In July 2023, we executed definitive agreements with La Colombe to invest $300 million in exchange for 33.3% ownership in La Colombe. Simultaneously, we entered into a sales and distribution agreement for La Colombe RTD coffee and a licensing, manufacturing and distribution agreement for La Colombe branded K-Cup pods. The transaction closed on August 31, 2023. The transition of La Colombe RTD coffee distribution to KDP and the launch of La Colombe branded K-Cup pods is expected to begin in late 2023.
Increase in Quarterly Dividend
On September 19, 2023, we announced that our Board approved a 7.5% increase in our annualized dividend rate to $0.86 per share, from the current annualized rate of $0.80 per share, effective with the regularly quarterly cash dividend announced on the same day.
Chief Executive Officer Succession Plan Announced
On September 20, 2023, we announced the appointment of Tim Cofer as Chief Operating Officer, reporting to Chairman and Chief Executive Officer, Bob Gamgort. Mr. Cofer, who will join KDP on November 6, 2023, will work side by side with Mr. Gamgort in the Chief Operating Officer capacity, with an expected transition to Chief Executive Officer in the second quarter of 2024. Mr. Gamgort will continue to serve as our Executive Chairman after the transition occurs.
Strategic Partnership with Grupo PiSA
Effective October 23, 2023, we executed an agreement for a strategic partnership with Grupo PiSA to sell and distribute Electrolit instant hydration beverages within the U.S., which is expected to begin in early 2024.

Third Quarter of 2023 Compared to Third Quarter of 2022
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the third quarter of 2023 and 2022:

	Third Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2023	2022	Change	Change
Net sales	$3,805	$3,622	$183	5.1%
Cost of sales	1,694	1,721	(27)	(1.6)
Gross profit	2,111	1,901	210	11.0
Selling, general and administrative expenses	1,217	1,196	21	1.8
Impairment of intangible assets	2	311	(309)	NM
Other operating income, net	(4)	—	(4)	NM
Income from operations	896	394	502	127.4
Interest expense	237	207	30	14.5
Other (income) expense, net	(5)	4	(9)	NM
Income before provision for income taxes	664	183	481	262.8
Provision for income taxes	146	4	142	NM
Net income including non-controlling interest	518	179	339	189.4
Less: Net loss attributable to non-controlling interest	—	(1)	1	NM
Net income attributable to KDP	$518	$180	338	187.8

Earnings per common share:
Basic	$0.37	$0.13	$0.24	184.6%
Diluted	0.37	0.13	0.24	184.6

Gross margin	55.5%	52.5%		300 bps
Operating margin	23.5%	10.9%		NM
Effective tax rate	22.0%	2.2%		NM
Sales Volume. The following table provides the percentage change in sales volumes for the third quarter of 2023 compared to the prior year period:

Percentage Change
LRB	—%
K-Cup pods	(6.3)
Brewers	8.7

Net Sales. Net sales increased $183 million, or 5.1%, to $3,805 million for the third quarter of 2023 compared to $3,622 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 5.5% and favorable FX translation of 1.0%, partially offset by unfavorable volume/mix of 1.4%.
Gross Profit. Gross profit increased $210 million, or 11.0%, to $2,111 million for the third quarter of 2023 compared to $1,901 million in the prior year period. This performance primarily reflected the benefits of net sales growth, a favorable change in unrealized commodity mark-to-market activity, and the benefit of productivity, partially offset by broad-based inflation. Gross margin increased 300 bps versus the prior year period to 55.5%.
Selling, General and Administrative Expenses. SG&A expenses increased $21 million, or 1.8%, to $1,217 million for the third quarter of 2023 compared to $1,196 million in the prior year period. The increase was driven by higher marketing expense, broad-based inflation, and increases in other operating costs, partially offset by a favorable change in unrealized commodity mark-to-market impacts, the benefit of productivity savings, and the favorable comparison to restructuring and integration expenses incurred in the prior year period.
Impairment of Intangible Assets. Impairment of intangible assets primarily reflected the favorable comparison to the non-cash impairment charge of $311 million in the prior year period for Bai, an indefinite lived brand asset.
Income from Operations. Income from operations increased $502 million, or 127.4%, to $896 million for the third quarter of 2023 compared to $394 million in the prior year period, primarily driven by the favorable comparison to the impairment of intangible assets in the prior year period and the increase in gross profit.
Interest Expense. Interest expense increased $30 million, or 14.5%, to $237 million for the third quarter of 2023 compared with $207 million in the prior year period. This change was primarily driven by increased use of our commercial paper facility in the current year period.
Effective Tax Rate. The effective tax rate was 22.0% for the third quarter of 2023, compared to 2.2% in the prior year period, primarily driven by the revaluation of state deferred tax liabilities due to state legislative changes in the prior year period. Refer to Note 11 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Net Income Attributable to KDP. Net income increased $338 million, or 187.8%, to $518 million for the third quarter of 2023 as compared to $180 million in the prior year period, driven primarily by increased income from operations.
Diluted EPS. Diluted EPS increased 184.6% to $0.37 per diluted share for the third quarter of 2023 as compared to $0.13 in the prior year period.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2023 and 2022, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.

	Third Quarter
(in millions)	2023	2022
Segment Results — Net sales
U.S. Refreshment Beverages	$2,270	$2,144
U.S. Coffee	1,012	1,045
International	523	433
Net sales	$3,805	$3,622

	Third Quarter
(in millions)	2023	2022
Segment Results — Income from operations
U.S. Refreshment Beverages	$676	$322
U.S. Coffee	293	272
International	139	97
Unallocated corporate costs	(212)	(297)
Income from operations	$896	$394
U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$2,270	$2,144	$126	5.9%
Income from operations	676	322	354	109.9
Operating margin	29.8%	15.0%		NM
Sales Volume. Sales volume for the third quarter of 2023 decreased 2.0% compared to the prior year period. Growth in Dr Pepper, as well as C4 Energy as a result of our sales and distribution partnership, was more than offset by softness in our still portfolio.
Net Sales. Net sales increased 5.9% to $2,270 million for the third quarter of 2023, compared to $2,144 million in the prior year period, driven by favorable net price realization of 7.1%, partially offset by unfavorable volume/mix of 1.2%.
Income from Operations. Income from operations increased $354 million, or 109.9%, to $676 million for the third quarter of 2023, compared to $322 million for the prior year period, primarily driven by the favorable comparison to the $311 million non-cash impairment charge for Bai in the prior year period and the benefits of strong net sales growth and productivity, partially offset by broad-based inflation and increased marketing expense.

U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$1,012	$1,045	$(33)	(3.2)%
Income from operations	293	272	21	7.7
Operating margin	29.0%	26.0%		300 bps
Sales Volume. K-Cup pod volume decreased 8.1% in the third quarter of 2023 compared to the prior year period, primarily reflecting at-home coffee category trends as well as the exit of certain private-label contracts and an unfavorable comparison to trade inventory builds in the year-ago period. Brewer volume increased 8.1% compared to the prior year period, driven by the resumption of seasonal shipping patterns and increased brewer shipments ahead of the holiday season.
Net Sales. Net sales decreased 3.2% to $1,012 million for the third quarter of 2023 compared to net sales of $1,045 million in the prior year period, reflecting volume/mix declines of 6.3%, partially offset by favorable net price realization of 3.1%.
Income from Operations. Income from operations increased $21 million, or 7.7%, to $293 million for the third quarter of 2023, compared to $272 million for the prior year period, reflecting the benefits of pricing actions, productivity, and reductions in other operating costs, partially offset by unfavorable volume/mix. Operating margin improved 300 bps versus the year ago period to 29.0%.
INTERNATIONAL
The following table provides selected information about our International segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$523	$433	$90	20.8%
Income from operations	139	97	42	43.3
Operating margin	26.6%	22.4%		420 bps
Sales volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	8.7%
K-Cup pods	8.2
Brewers	15.9
Net Sales. Net sales increased 20.8% to $523 million in the third quarter of 2023, compared to $433 million for the prior year period, reflecting volume/mix growth of 9.0%, favorable FX translation impacts of 7.9% and higher net price realization of 3.9%.
Income from Operations. Income from operations increased $42 million, or 43.3%, to $139 million for the third quarter of 2023 compared to $97 million in the prior year period. This performance reflected the benefits of higher net pricing realization, volume/mix growth, and productivity, partially offset by broad-based inflation. Operating margin increased 420 bps versus the year ago period to 26.6%.

First Nine Months of 2023 Compared to First Nine Months of 2022
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first nine months of 2023 and 2022:

	First Nine Months		Dollar Change	Percentage Change
($ in millions, except per share amounts)	2023	2022
Net sales	$10,947	$10,254	$693	6.8%
Cost of sales	5,051	4,927	124	2.5
Gross profit	5,896	5,327	569	10.7
Selling, general and administrative expenses	3,654	3,418	236	6.9
Impairment of intangible assets	2	311	(309)	NM
Gain on litigation settlement	—	(299)	299	NM
Other operating income, net	(9)	(35)	26	NM
Income from operations	2,249	1,932	317	16.4
Interest expense	432	570	(138)	(24.2)
Loss on early extinguishment of debt	—	217	(217)	NM
Gain on sale of equity method investment	—	(50)	50	NM
Impairment of investments and note receivable	—	12	(12)	NM
Other (income) expense, net	(41)	22	(63)	NM
Income before provision for income taxes	1,858	1,161	697	60.0
Provision for income taxes	370	179	191	106.7
Net income including non-controlling interest	1,488	982	506	51.5
Less: Net loss attributable to non-controlling interest	—	(1)	1	NM
Net income attributable to KDP	$1,488	$983	505	51.4

Earnings per common share:
Basic	$1.06	$0.69	$0.37	53.6%
Diluted	1.05	0.69	0.36	52.2

Gross margin	53.9%	52.0%		190 bps
Operating margin	20.5%	18.8%		NM
Effective tax rate	19.9%	15.4%		450 bps
Sales Volume. The following table provides the percentage change in sales volumes compared to the prior year period:

Percentage Change
LRB	0.2%
K-Cup pods	(4.7)
Brewers	(7.4)

Net Sales. Net sales increased $693 million, or 6.8%, to $10,947 million for the first nine months of 2023 compared to $10,254 million in the prior year period. This performance reflected favorable net price realization across all segments totaling 7.8% and favorable FX translation impacts of 0.6%, slightly offset by unfavorable volume/mix of 1.6%.
Gross Profit. Gross profit increased $569 million, or 10.7%, to $5,896 million for the first nine months of 2023 compared to $5,327 million in the prior year period. This performance primarily reflected the benefits of net sales growth, productivity and a favorable change in unrealized commodity mark-to-market activity, partially offset by broad-based inflation. Gross margin increased 190 bps versus the year ago period to 53.9%.
Selling, General and Administrative Expenses. SG&A expenses increased $236 million, or 6.9%, to $3,654 million for the first nine months of 2023 compared to $3,418 million in the prior year period. The increase was driven by broad-based inflation, higher marketing expense, an unfavorable comparison to the stock award forfeiture accounting policy change in the prior year period of $40 million, and increases in other operating costs, partially offset by the favorable comparison to restructuring and integration expenses in the prior year period.
Impairment of Intangible Assets. Impairment of intangible assets primarily reflected the favorable comparison to the non-cash impairment charge of $311 million in the prior year period for Bai, an indefinite lived brand asset.
Gain on Litigation Settlement. Gain on litigation settlement reflected the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the first quarter of 2022.
Other Operating Income, net. Other operating income, net decreased $26 million for the first nine months of 2023 compared to the prior year period, primarily driven by a $32 million reduction in year-over-year asset sale-leaseback activity relating to our strategic asset investment program.
Income from Operations. Income from operations increased $317 million, or 16.4%, to $2,249 million for the first nine months of 2023 compared to $1,932 million in the prior year period, primarily driven by increased gross profit, partially offset by increased SG&A expenses. Other factors included the favorable comparison to the non-cash impairment charge in the prior year period, which was mostly offset by the unfavorable comparison to the gain on the litigation settlement in the prior year period.
Interest Expense. Interest expense decreased $138 million, or 24.2%, to $432 million for the first nine months of 2023 compared to $570 million for the prior year period, primarily driven by the favorable change in unrealized mark-to-market activity on interest rate contracts of $173 million, partially offset by increased use of our commercial paper facility during the current year period.
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
Other Non-operating (Income) Expense, net. Other (income) expense, net reflected a favorable change of $63 million from the prior year period, driven by gains on the Company’s investments in equity securities, primarily led by Nutrabolt’s preferred dividend and mark-to-market on our Vita Coco investment.
Effective Tax Rate. The effective tax rate increased 450 bps to 19.9% for the first nine months of 2023, compared to 15.4% in the prior year period, primarily driven by the unfavorable comparison to the benefit from the revaluation of state deferred tax liabilities due to state legislative changes in the prior year period. Refer to Note 11 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
Net Income Attributable to KDP. Net income attributable to KDP increased $505 million, or 51.4%, to $1,488 million for the first nine months of 2023 as compared to $983 million in the prior year period, primarily driven by increased income from operations, the favorable comparison to the loss on extinguishment of debt in the prior year, reduced interest expense, and gains on our investments in equity securities, partially offset by the unfavorable comparison to the gain in the prior year period for the sale of our equity method investment in BodyArmor and the increase in our effective tax rate.
Diluted EPS. Diluted EPS increased 52.2% to $1.05 per diluted share as compared to $0.69 in the prior year period.

Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first nine months of 2023 and 2022, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

(in millions)	First Nine Months
Net sales	2023	2022
U.S. Refreshment Beverages	$6,607	$6,009
U.S. Coffee	2,913	3,017
International	1,427	1,228
Total net sales	$10,947	$10,254

Income from operations
U.S. Refreshment Beverages	$1,795	$1,554
U.S. Coffee	775	822
International	331	259
Unallocated corporate costs	(652)	(703)
Total income from operations	$2,249	$1,932
U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$6,607	$6,009	$598	10.0%
Income from operations	1,795	1,554	241	15.5
Operating margin	27.2%	25.9%		130 bps
Sales Volume. Sales volumes for the first nine months of 2023 decreased approximately 0.9% compared to the prior year period, as growth in Dr Pepper, as well as C4 Energy as a result of our sales and distribution partnership, was more than offset by softness in our still portfolio.
Net Sales. Net sales increased 10.0% to $6,607 million in the first nine months of 2023, compared to $6,009 million in the prior year period, driven by favorable net price realization of 10.4%, which was partially offset by unfavorable volume/mix impacts of 0.4%.
Income from Operations. Income from operations increased $241 million, or 15.5%, to $1,795 million for the first nine months of 2023 compared to $1,554 million for the prior year period, primarily driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher marketing expense, increases in other operating costs, and a reduction in year-over-year asset sale-leaseback activity of $32 million. Other one-time drivers included the favorable comparison to the $311 million non-cash impairment charge for Bai in the prior year period, which was almost fully offset by the unfavorable comparison to the gains on the settlement of litigation with BodyArmor of $271 million.

U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$2,913	$3,017	$(104)	(3.4)%
Income from operations	775	822	(47)	(5.7)
Operating margin	26.6%	27.2%		(60) bps
Sales Volume. K-Cup pod volume decreased 5.9% for the first nine months of 2023 compared to the prior year period, reflecting at-home coffee category trends, which was impacted by greater consumer mobility versus the prior year period. Brewer volume decreased 8.5% in the first nine months of 2023, driven by category softness in small appliances and retailer inventory shifts.
Net Sales. Net sales decreased 3.4% to $2,913 million for the first nine months of 2023 compared to $3,017 million in the prior year period, driven by volume/mix declines of 6.6% which were partially offset by favorable net price realization of 3.2%.
Income from Operations. Income from operations decreased $47 million, or 5.7%, to $775 million for the first nine months of 2023, compared to $822 million in the prior year period, as a result of broad-based inflation, declines in volume/mix, and higher marketing expense. These decreases were partially offset by the benefits of pricing actions and productivity. Operating margin declined 60 bps versus the year ago period to 26.6%.
INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2023	2022
Net sales	$1,427	$1,228	$199	16.2%
Income from operations	331	259	72	27.8
Operating margin	23.2%	21.1%		210 bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	5.1%
K-Cup pods	5.2
Brewers	5.4
Net Sales. Net sales increased 16.2% to $1,427 million in the first nine months of 2023, compared to $1,228 million in the prior year period, reflecting higher net price realization of 6.2%, volume/mix growth of 5.7%, and favorable FX translation effects of 4.3%.
Income from Operations. Income from operations increased $72 million, or 27.8%, to $331 million for the first nine months of 2023 compared to $259 million in the prior year period. This performance reflected the benefits of higher net pricing realization, volume/mix growth, and productivity, partially offset by broad-based inflation. Operating margin increased 210 bps versus the year ago period to 23.2%.

NON-GAAP FINANCIAL MEASURES
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented for certain constant currency adjusted or adjusted financial measures for the third quarter and first nine months of 2023 and 2022, which are considered non-GAAP financial measures. The non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. The non-GAAP financial measures are not substitutes for their comparable U.S. GAAP financial measures, such as income from operations, net income, diluted EPS or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures. We use these non-GAAP financial measures, in addition to U.S. GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. Additionally, we use these non-GAAP financial measures in making operational and financial decisions and in our budgeting and planning process. We believe that providing these non-GAAP financial measures to investors helps investors evaluate our operating performance, profitability and business trends in a way that is consistent with how management evaluates such performance and consistent with guidance previously provided by us. The non-GAAP measures are defined as follows:
Adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability.
Items affecting comparability: Defined as certain items that are excluded for comparison to prior year periods, adjusted for the tax impact as applicable. Tax impact is determined based upon an approximate rate for each item. For each period, management adjusts for (i) the unrealized mark-to-market impact of derivative instruments not designated as hedges in accordance with U.S. GAAP that do not have an offsetting risk reflected within the financial results, as well as the unrealized mark-to-market impact of our Vita Coco investment; (ii) the amortization associated with definite-lived intangible assets; (iii) the amortization of the deferred financing costs associated with the DPS Merger; (iv) the amortization of the fair value adjustment of the senior unsecured notes obtained as a result of the DPS Merger; (v) stock compensation expense and the associated windfall tax benefit attributable to the matching awards made to employees who made an initial investment in KDP; (vi) transaction costs for significant business combinations (completed or abandoned); (vii) non-cash changes in deferred tax liabilities related to goodwill and other intangible assets as a result of tax rate or apportionment changes; (viii) impairments recognized on certain intangible assets; and (ix) other certain items that are excluded for comparison purposes to prior year periods.
For the third quarter and first nine months of 2023, the other certain items excluded for comparison purposes include (i) productivity expenses, (ii) restructuring expenses associated with the 2023 CEO Succession and Associated Realignment, and (iii) costs related to significant non-routine legal matters, specifically the antitrust litigation. Additionally, during the first nine months of 2023, the non-cash changes in deferred tax liabilities related to goodwill and other intangible assets included an immaterial non-cash true-up of the valuation of foreign deferred tax liabilities related to a prior period.
For the third quarter and first nine months of 2022, the other certain items excluded for comparison purposes include (i) restructuring and integration expenses related to significant business combinations; (ii) productivity expenses; (iii) costs related to significant non-routine legal matters, specifically the antitrust litigation; (iv) the loss on early extinguishment of debt related to the redemption of debt; (v) incremental costs to our operations related to risks associated with the COVID-19 pandemic, which were incurred to either maintain the health and safety of our front-line employees or temporarily increase compensation to such employees to ensure essential operations continue during the pandemic; (vi) the gain on the sale of our investment in BodyArmor as a result of the settlement of the associated holdback liability; (vii) the gain on the settlement of our prior litigation with BodyArmor, excluding recoveries of previously incurred litigation expenses which were included in our adjusted results; (viii) losses recognized with respect to our equity method investment in Bedford as a result of funding our share of their wind-down costs; and (ix) foundational projects, which are transformative and non-recurring in nature.
Constant currency adjusted: Defined as certain financial statement captions and metrics adjusted for certain items affecting comparability, calculated on a constant currency basis by converting our current period local currency financial results using the prior period foreign currency exchange rates.
For the third quarter and first nine months of 2023 and 2022, the supplemental financial data set forth below includes reconciliations of adjusted and constant currency adjusted financial measures to the applicable financial measure presented in the unaudited condensed consolidated financial statements for the same period.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Income from operations	Operating margin
For the Third Quarter of 2023
Reported	$1,694	$2,111	55.5%	$1,217	$2	$896	23.5%
Items Affecting Comparability:
Mark to market	13	(13)		21	—	(34)
Amortization of intangibles	—	—		(34)	—	34
Stock compensation	—	—		(4)	—	4
Restructuring - 2023 CEO Succession and Associated Realignment	—	—		(27)	—	27
Productivity	(25)	25		(27)	—	52
Impairment of intangible assets	—	—		—	(2)	2
Non-routine legal matters	—	—		(2)	—	2
Transaction costs	—	—		(1)	—	1
Adjusted	$1,682	$2,123	55.8%	$1,143	$—	$984	25.9%
Impact of foreign currency			—%				—%
Constant currency adjusted			55.8%				25.9%

For the Third Quarter of 2022
Reported	$1,721	$1,901	52.5%	$1,196	$311	$394	10.9%
Items Affecting Comparability:
Mark to market	(51)	51		(55)	—	106
Amortization of intangibles	—	—		(33)	—	33
Stock compensation	—	—		(5)	—	5
Restructuring and integration costs - DPS Merger	—	—		(33)	—	33
Productivity	(30)	30		(27)	—	57
Impairment of intangible assets	—	—		—	(311)	311
Non-routine legal matters	—	—		(2)	—	2
COVID-19	(3)	3		(2)	—	5
Foundational projects	—	—		(1)	—	1
Adjusted	$1,637	$1,985	54.8%	$1,038	$—	$947	26.1%

Refer to page 43 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the Third Quarter of 2023
Reported	$237	$(5)	$664	$146	22.0%	$518	$0.37
Items Affecting Comparability:
Mark to market	(114)	(2)	82	20		62	0.04
Amortization of intangibles	—	—	34	9		25	0.02
Amortization of fair value debt adjustment	(5)	—	5	1		4	—
Stock compensation	—	—	4	3		1	—
Restructuring - 2023 CEO Succession and Associated Realignment	—	—	27	6		21	0.01
Productivity	—	—	52	12		40	0.03
Impairment of intangible assets	—	—	2	—		2	—
Non-routine legal matters	—	—	2	—		2	—
Transaction costs	—	—	1	—		1	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	3		(3)	—
Adjusted	$118	$(7)	$873	$200	22.9%	$673	$0.48
Impact of foreign currency					(0.2)%
Constant currency adjusted					22.7%

For the Third Quarter of 2022
Reported	$207	$4	$183	$4	2.2%	$180	$0.13
Items Affecting Comparability:
Mark to market	(113)	2	217	54		163	0.11
Amortization of intangibles	—	—	33	8		25	0.02
Amortization of fair value of debt adjustment	(5)	—	5	1		4	—
Stock compensation	—	—	5	2		3	—
Restructuring and integration costs - DPS Merger	—	—	33	8		25	0.02
Productivity	—	—	57	10		47	0.03
Impairment of intangible assets	—	—	311	77		234	0.16
Non-routine legal matters	—	—	2	—		2	—
COVID-19	—	—	5	1		4	—
Foundational projects	—	—	1	1		—	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	31		(31)	(0.02)
Adjusted	$89	$6	$852	$197	23.1%	$656	$0.46

Change - adjusted	32.6%					2.6%	4.3%
Impact of foreign currency	—%					(0.8)%	—%
Change - constant currency adjusted	32.6%					1.8%	4.3%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the third quarter of 2023:
Income from operations
U.S. Refreshment Beverages	$676	$19	$695
U.S. Coffee	293	40	333
International	139	6	145
Unallocated corporate costs	(212)	23	(189)
Total income from operations	$896	$88	$984

For the third quarter of 2022:
Income from operations
U.S. Refreshment Beverages	$322	$333	$655
U.S. Coffee	272	43	315
International	97	7	104
Unallocated corporate costs	(297)	170	(127)
Total income from operations	$394	$553	$947

	Reported	Impact of Foreign Currency	Constant Currency
For the third quarter of 2023:
Net sales
U.S. Refreshment Beverages	5.9%	—%	5.9%
U.S. Coffee	(3.2)	—	(3.2)
International	20.8	(7.9)	12.9
Total net sales	5.1	(1.0)	4.1

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the third quarter of 2023:
Income from operations
U.S. Refreshment Beverages	6.1%	—%	6.1%
U.S. Coffee	5.7	—	5.7
International	39.4	(7.7)	31.7
Total income from operations	3.9	(0.8)	3.1

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the third quarter of 2023:
Operating margin
U.S. Refreshment Beverages	29.8%	0.8%	30.6%	—%	30.6%
U.S. Coffee	29.0	3.9	32.9	—	32.9
International	26.6	1.1	27.7	0.3	28.0
Total operating margin	23.5	2.4	25.9	—	25.9

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
Third Quarter of 2023 Compared to Third Quarter of 2022
The following discussion of our results for the third quarter of 2023 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 4.1% in the third quarter of 2023 compared to the prior year period, driven by favorable net price realization of 5.5%, partially offset by decreased volume/mix of 1.4%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 3.1% compared to the prior year period. This increase primarily resulted from the benefits of strong net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher marketing expense, and increases in other operating costs.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense increased 32.6% compared to the prior year period, primarily driven by increased use of our commercial paper facility in the current year period.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was relatively flat, with a rate of 22.7% for the third quarter of 2023 compared to 23.1% for the prior year period.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 1.8% compared to the prior year period, driven primarily by the increase in constant currency adjusted income from operations and gains from our investments in equity securities, partially offset by increased constant currency adjusted interest expense.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased 4.3% in the current year period.
Results of Operations by Segment
U.S. REFRESHMENT BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 5.9%, reflecting higher net price realization of 7.1%, partially offset by unfavorable volume/mix of 1.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2023 increased 6.1% compared to the prior year period, primarily driven by the benefits of strong net sales growth and productivity, partially offset by broad-based inflation and increased marketing expenses.
U.S. COFFEE
Constant Currency Net Sales. Constant currency net sales decreased 3.2%, reflecting unfavorable volume/mix of 6.3%, partially offset by favorable net price realization of 3.1%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2023 increased 5.7% compared to the prior year period, reflecting the benefits of productivity, pricing actions, and reductions in other operating costs, partially offset by unfavorable volume/mix.
INTERNATIONAL
Constant Currency Net Sales. Constant currency net sales increased 12.9%, reflecting higher net price realization of 3.9% and volume/mix growth of 9.0%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the third quarter of 2023 increased 31.7% compared to the prior year period. This performance reflected the benefits of higher net pricing realization, volume/mix growth, and productivity, partially offset by broad-based inflation.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Cost of sales	Gross profit	Gross margin	Selling, general and administrative expenses	Impairment of intangible assets	Gain on litigation settlement	Other operating income, net	Income from operations	Operating margin
For the First Nine Months of 2023
Reported	$5,051	$5,896	53.9%	$3,654	$2	$—	$(9)	$2,249	20.5%
Items Affecting Comparability:
Mark to market	18	(18)		14	—	—	—	(32)
Amortization of intangibles	—	—		(103)	—	—	—	103
Stock compensation	—	—		(13)	—	—	—	13
Restructuring - 2023 CEO Succession and Associated Realignment	—	—		(27)	—	—	—	27
Productivity	(89)	89		(99)	—	—	—	188
Impairment of intangible assets	—	—		—	(2)	—	—	2
Non-routine legal matters	—	—		(5)	—	—	—	5
Transaction costs	—	—		(1)	—	—	—	1
Adjusted	$4,980	$5,967	54.5%	$3,420	$—	$—	$(9)	$2,556	23.3%
Impact of foreign currency			—%						0.1%
Constant currency adjusted			54.5%						23.4%

For the First Nine Months of 2022
Reported	$4,927	$5,327	52.0%	$3,418	$311	$(299)	$(35)	$1,932	18.8%
Items Affecting Comparability:
Mark to market	(130)	130		(29)	—	—	—	159
Amortization of intangibles	—	—		(100)	—	—	—	100
Stock compensation	—	—		(3)	—	—	—	3
Restructuring and integration costs - DPS Merger	—	—		(89)	—	—	(2)	91
Productivity	(86)	86		(73)	—	—	—	159
Impairment of intangible assets	—	—		—	(311)	—	—	311
Non-routine legal matters	—	—		(9)	—	—	—	9
COVID-19	(10)	10		(4)	—	—	—	14
Gain on litigation	—	—		—	—	271	—	(271)
Transaction costs	—	—		(1)	—	—	—	1
Foundational projects	—	—		(3)	—	—	—	3
Adjusted	$4,701	$5,553	54.2%	$3,107	$—	$(28)	$(37)	$2,511	24.5%

Refer to page 48 for reconciliations of reported net sales to constant currency net sales and adjusted income from operations to constant currency adjusted income from operations.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Nine Months of 2023
Reported	$432	$—	$—	$—	$(41)	$1,858	$370	19.9%	$1,488	$1.05
Items Affecting Comparability:
Mark to market	(74)	—	—	—	16	26	6		20	0.01
Amortization of intangibles	—	—	—	—	—	103	25		78	0.06
Amortization of deferred financing costs	(1)	—	—	—	—	1	—		1	—
Amortization of fair value debt adjustment	(14)	—	—	—	—	14	3		11	0.01
Stock compensation	—	—	—	—	—	13	6		7	—
Restructuring - 2023 CEO Succession and Associated Realignment	—	—	—	—	—	27	6		21	0.01
Productivity	—	—	—	—	—	188	45		143	0.10
Impairment of intangible assets	—	—	—	—	—	2	—		2	—
Non-routine legal matters	—	—	—	—	—	5	1		4	—
Transaction costs	—	—	—	—	—	1	—		1	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	28		(28)	(0.02)
Adjusted	$343	$—	$—	$—	$(25)	$2,238	$490	21.9%	$1,748	$1.24
Impact of foreign currency								(0.1)%
Constant currency adjusted								21.8%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED ITEMS TO CERTAIN NON-GAAP ADJUSTED ITEMS
(Unaudited, in millions, except per share and percentages)

	Interest expense	Loss on early extinguishment of debt	Gain on sale of equity method investment	Impairment of investments and note receivable	Other (income) expense, net	Income before provision for income taxes	Provision for income taxes	Effective tax rate	Net income attributable to KDP	Diluted earnings per share
For the First Nine Months of 2022
Reported	$570	$217	$(50)	$12	$22	$1,161	$179	15.4%	$983	$0.69
Items Affecting Comparability:
Mark to market	(247)	—	—	—	—	406	101		305	0.21
Amortization of intangibles	—	—	—	—	—	100	25		75	0.05
Amortization of deferred financing costs	(2)	—	—	—	—	2	—		2	—
Amortization of fair value of debt adjustment	(14)	—	—	—	—	14	3		11	0.01
Stock compensation	—	—	—	—	—	3	(1)		4	—
Restructuring and integration costs - DPS Merger	—	—	—	—	—	91	22		69	0.05
Productivity	—	—	—	—	—	159	32		127	0.09
Impairment of intangible assets	—	—	—	—	—	311	77		234	0.16
Impairment of investment	—	—	—	(12)	—	12	—		12	0.01
Loss on early extinguishment of debt	—	(217)	—	—	—	217	54		163	0.11
Non-routine legal matters	—	—	—	—	—	9	2		7	—
COVID-19	—	—	—	—	—	14	3		11	0.01
Gain on litigation	—	—	—	—	—	(271)	(68)		(203)	(0.14)
Gain on sale of equity-method investment	—	—	50	—	—	(50)	(12)		(38)	(0.03)
Transaction costs	—	—	—	—	—	1	—		1	—
Foundational projects	—	—	—	—	—	3	1		2	—
Change in deferred tax liabilities related to goodwill and other intangible assets	—	—	—	—	—	—	81		(81)	(0.06)
Adjusted	$307	$—	$—	$—	$22	$2,182	$499	22.9%	$1,684	$1.18

Change - adjusted	11.7%								3.8%	5.1%
Impact of foreign currency	—%								(0.6)%	(1)%
Change - constant currency adjusted	11.7%								3.2%	4.2%
Diluted earnings per common share may not foot due to rounding.

KEURIG DR PEPPER INC.
RECONCILIATION OF CERTAIN REPORTED SEGMENT MEASURES
TO CERTAIN NON-GAAP ADJUSTED AND CURRENCY NEUTRAL ADJUSTED SEGMENT MEASURES
(Unaudited)

(in millions)	Reported	Items Affecting Comparability	Adjusted
For the first nine months of 2023:
Income from operations
U.S. Refreshment Beverages	$1,795	$54	$1,849
U.S. Coffee	775	135	910
International	331	14	345
Unallocated corporate costs	(652)	104	(548)
Total income from operations	$2,249	$307	$2,556

For the first nine months of 2022:
Income from operations
U.S. Refreshment Beverages	$1,554	$103	$1,657
U.S. Coffee	822	136	958
International	259	20	279
Unallocated corporate costs	(703)	320	(383)
Total income from operations	$1,932	$579	$2,511

	Reported	Impact of Foreign Currency	Constant Currency
For the first nine months of 2023:
Net sales
U.S. Refreshment Beverages	10.0%	—%	10.0%
U.S. Coffee	(3.4)	—	(3.4)
International	16.2	(4.3)	11.9
Total net sales	6.8	(0.6)	6.2

	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first nine months of 2023:
Income from operations
U.S. Refreshment Beverages	11.6%	—%	11.6%
U.S. Coffee	(5.0)	—	(5.0)
International	23.7	(4.3)	19.4
Total income from operations	1.8	(0.5)	1.3

	Reported	Items Affecting Comparability	Adjusted	Impact of Foreign Currency	Constant Currency Adjusted
For the first nine months of 2023:
Operating margin
U.S. Refreshment Beverages	27.2%	0.8%	28.0%	—%	28.0%
U.S. Coffee	26.6	4.6	31.2	—	31.2
International	23.2	1.0	24.2	—	24.2
Total operating margin	20.5	2.8	23.3	0.1	23.4

CONSTANT CURRENCY ADJUSTED RESULTS OF OPERATIONS
First Nine Months of 2023 Compared to First Nine Months of 2022
The following discussion of our results for the first nine months of 2023 is presented on a constant currency adjusted basis. These adjusted financial results are calculated on a constant currency basis by converting our current-period local currency financial results using the prior-period foreign currency exchange rates.
Consolidated Operations
Constant Currency Net Sales. Constant currency net sales increased 6.2% in the first nine months of 2023 compared to the prior year period, driven by favorable net price realization of 7.8%, partially offset by lower volume/mix of 1.6%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 1.3% compared to the prior year period. This increase primarily resulted from the benefits of strong net sales growth and productivity, partially offset by the impacts of broad-based inflation, higher marketing expense, increases in other operating costs, and the unfavorable comparison of a number of prior year benefits. Such prior year benefits included the change in our accounting policy related to the recognition of forfeitures for our stock awards, the asset sale-leaseback activity related to our strategic asset investment program, and the portion of the settlement payment from BodyArmor for the reimbursement of attorney fees.
Constant Currency Adjusted Interest Expense. Constant currency adjusted interest expense increased 11.7% compared to the prior year period, primarily driven by increased use of our commercial paper facility in the current year period.
Constant Currency Adjusted Effective Tax Rate. The constant currency adjusted effective tax rate was 21.8% for the first nine months of 2023 compared to 22.9% for the prior year period, primarily driven by the tax benefit received from favorable adjustments upon foreign tax return filing and excess tax deductions that were generated from the vesting of RSUs during the first quarter of 2023.
Constant Currency Adjusted Net Income Attributable to KDP. Constant currency adjusted net income attributable to KDP increased 3.2% compared to the prior year period, as increased constant currency adjusted income from operations and the decrease in our effective tax rate were partially offset by increased constant currency adjusted interest expense.
Constant Currency Adjusted Diluted EPS. Constant currency adjusted diluted EPS increased approximately 4.2% over the prior year period, driven by lower weighted average shares outstanding compared to the prior year period and the increase in constant currency adjusted net income attributable to KDP.
Results of Operations by Segment
U.S. REFRESHMENT BEVERAGES
Constant Currency Net Sales. Constant currency net sales increased 10.0%, reflecting favorable net price realization of 10.4%, partially offset by unfavorable volume/mix of 0.4%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations for the first nine months of 2023 increased 11.6% compared to the prior year period, driven by the benefits of net sales growth and productivity, partially offset by broad-based inflation, higher marketing expense, the unfavorable comparison to asset sale-leaseback activity in the prior year period, and increases in other operating costs.
U.S. COFFEE
Constant Currency Net Sales. Constant currency net sales decreased 3.4%, driven by unfavorable volume/mix of 6.6%, partially offset by higher net price realization of 3.2%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations decreased 5.0% compared to the prior year period, as a result of inflation in input costs, declines in volume/mix and increased marketing expense. These decreases were partially offset by the benefits of pricing actions and productivity.
INTERNATIONAL
Constant Currency Net Sales. Constant currency net sales increased 11.9%, driven by favorable net price realization of 6.2% and volume/mix growth of 5.7%.
Constant Currency Adjusted Income from Operations. Constant currency adjusted income from operations increased 19.4% compared to the prior year period, driven by the benefits of higher net pricing realization, volume/mix growth, and productivity, partially offset by broad-based inflation.

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
The following summarizes our cash activity for the first nine months of 2023 and 2022:
Cash, cash equivalents, restricted cash and restricted cash equivalents decreased $275 million from December 31, 2022 to September 30, 2023, primarily driven by the reduction in cash provided by operating activities, which was largely impacted by the reduction in accounts payable, as well as share repurchases and our investment in La Colombe, partially offset by net issuances of commercial paper.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements, where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.

Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations and borrowing capacity currently available under our 2022 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. At any time, and from time to time, we may seek additional deleveraging, refinancing or liquidity enhancing transactions, including entering into transactions to repurchase or redeem of outstanding indebtedness, increase the size of our commercial paper program, or otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $1,066 million for the first nine months of 2023, as compared to the first nine months of 2022, driven by the decrease in net income adjusted for non-cash items, led by the unfavorable year-over-year impact of the $349 million gain from BodyArmor in the first nine months of 2022 and changes in our cash conversion cycle.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	September 30,
	2023	2022
DIO	72	64
DSO	32	39
DPO	127	174
Cash conversion cycle	(23)	(71)
Our cash conversion cycle increased 48 days to approximately (23) days as of September 30, 2023 as compared to (71) days as of September 30, 2022. The increase in DIO reflects the build up of our inventory of C4, and the decrease in DPO was driven by the reduction of payment terms for certain suppliers.
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
Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $7 million and $77 million of net cash proceeds from our strategic asset investment program during the first nine months of 2023 and 2022, respectively, which are included in Proceeds from sales of property, plant and equipment in the unaudited Condensed Consolidated Statements of Cash Flows.
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
As of September 30, 2023, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing shareholder return to our investors through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
Now that we have met our post-merger goals, we have established a long-term plan to further reduce our leverage ratio. We also plan to invest in inorganic value creation through mergers or acquisitions, which may include portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition, we have repurchased shares of our outstanding common stock, as described below.

Regular Quarterly Dividends
For the first nine months of 2023, we have declared total dividends of $0.615 per share.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. We repurchased and retired $457 million of common stock during the first nine months of 2023. As of September 30, 2023, $3,164 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Spartanburg, South Carolina; and Allentown, Pennsylvania, in 2023 and 2022, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $271 million and $260 million for the first nine months of 2023 and 2022, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first nine months of 2023 and 2022 primarily related to the manufacturing and warehousing facilities discussed above. Capital expenditures included in accounts payable and accrued expenses were $196 million and $179 million for the first nine months of 2023 and 2022, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments in beverage startup companies generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option. Investments in unconsolidated affiliates were $308 million and $48 million for the first nine months of 2023 and 2022, respectively.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $55 million and $41 million for the first nine months of 2023 and 2022, respectively.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Nine Months of 2023
Net sales	$6,849
Income from operations	952
Net income attributable to KDP	1,488

(in millions)	September 30, 2023	December 31, 2022
Current assets	$1,707	$1,712
Non-current assets	46,442	45,721
Total assets(1)	$48,149	$47,433

Current liabilities	$6,146	$4,797
Non-current liabilities	16,640	17,463
Total liabilities(2)	$22,786	$22,260
(1)Includes $43 million and $3 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $1,270 million and $1,186 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2023 and December 31, 2022, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2023, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
The Staff of the SEC (the “Staff”) is investigating certain statements by the Company regarding the recyclability of our K-Cup pods, including statements in prior Exchange Act reports. We have been cooperating with this investigation and responding to the Staff’s various requests for information. In the course of cooperating with this investigation, we have reviewed our prior statements about the recyclability of K-Cup pods, and we continue to believe they were appropriate, accurate and in compliance with the securities laws. We cannot predict the timing or eventual outcome of this investigation, but do not expect it to have a material impact on the Company.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the third quarter of 2023. As of September 30, 2023, $3,164 million remained available for repurchase under the authorized share repurchase program.
The share repurchase program was authorized prior to the issuance of the Inflation Reduction Act of 2022, which imposes a 1% excise tax on net share repurchases that occur after December 31, 2022. As of September 30, 2023, $3 million was included in additional paid-in capital related to the excise tax associated with shares repurchased during first nine months of 2023.
ITEM 5. Other Information
During the third quarter of 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
10.1*	Letter Agreement by and between the Company and Timothy Cofer dated September 18, 2023.++
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 26, 2023