Form 10-K
period 2023-12-31
Keurig Dr Pepper Inc.
filed 2024-02-22
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
As of June 30, 2023, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $31.3 billion (based on the closing sales price of the registrant's common stock on that date). As of February 20, 2024, there were 1,387,591,010 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2021 364-Day Credit Agreement	The Company's $1,500 million credit agreement, which was entered into on March 26, 2021 and contains a term-out option
2022 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022 and replaced the 2021 364-Day Credit Agreement and the KDP Revolver
2022 Strategic Refinancing	A series of transactions in April 2022, whereby KDP issued the 2029 Notes, the 2032 Notes, and the 2052 Notes, and voluntarily prepaid and retired the remaining 2023 Merger Notes and tendered portions of the 2025 Merger Notes, the 2028 Merger Notes, the 2038 Merger Notes, and the 2048 Merger Notes
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
Accelerator	Accelerator Active Energy LLC, an equity method investment of KDP and a brand of energy drinks (formerly known as A Shoc)
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Bedford	Bedford Systems, LLC, an equity method investment of KDP and the maker of Drinkworks
Board	The Board of Directors of KDP
BodyArmor	BA Sports Nutrition, LLC
bps	basis points
Central States	The Central States, Southeast and Southwest Areas Pension Fund
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CISO	Chief Information Security Officer
Coca-Cola	The Coca-Cola Company
CODM	Chief Operating Decision Maker
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
ESG	Environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
IT	Information technology
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
JPMorgan	JPMorgan Chase Bank, N.A.
KDP Revolver	The Company's $2,400 million revolving credit facility, which was entered into on February 28, 2018
i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Term	Definition
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
La Colombe	La Colombe Holdings, Inc.
LRB	Liquid refreshment beverages
Nasdaq	The Nasdaq Stock Market LLC
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
PCI Standard	Payment Card Industry Data Security Standard
PepsiCo	PepsiCo, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make the Company's plastic bottles
PFAS	Per- and polyfluoroalkyl substances
PRMB	Post-retirement medical benefit
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, pursuant to Regulation 14A under the Exchange Act
PSU	Performance stock unit
Revive	Revive Brands, a wholly-owned subsidiary of KDP
rPET	Post-consumer recycled PET
RSU	Restricted stock unit
RTD	Ready to drink
RVG	Residual value guarantee
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with a single sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
Walmart	Walmart Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process
References throughout this Annual Report on Form 10-K to "we", "our", "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in our audited Consolidated Financial Statements.
The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors described under "Risk Factors" within Item 1A and elsewhere in this Annual Report on Form 10-K, and subsequent filings with the SEC.
ii

PART I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America that manufactures, markets, distributes and sells hot and cold beverages and single serve brewing systems. KDP has a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Green Mountain Coffee Roasters, Snapple, Mott's, The Original Donut Shop, Clamato, and Core Hydration, as well as the Keurig brewing system. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, available nearly everywhere people shop and consume beverages through our sales and distribution network.
KDP was created on July 9, 2018, through the combination of the business operations of Keurig, a leading producer of innovative single serve brewing systems and specialty coffee in the U.S. and Canada, and DPS, a company built over time through a series of strategic acquisitions that brought together iconic beverage brands in North America. Today, we trade on Nasdaq under the symbol KDP, and we are a member of the Nasdaq 100 Index.
OUR STRENGTHS AND STRATEGY
Our scalable business model provides a platform for future growth, focused on:
Strong, balanced portfolio of leading, consumer-preferred brands with proven ability to expand via innovation, renovation and partnerships. We own a diverse portfolio of well-known beverage brands. Many of our brands enjoy high levels of consumer awareness, preference, and loyalty rooted in their rich heritage. This portfolio provides our customers with a wide variety of products to meet consumers' needs and provides us with a platform for growth and profitability.
We drive growth in our business through investments in innovation, renovation, and marketing to support our portfolio of owned brands and partnerships with other leading beverage brands. We have a robust innovation program, which is designed to meet consumers' changing flavor and beverage preferences and to grow our share of beverage occasions. We have cultivated relationships with leading beverage brands to create long-term partnerships that enable us and our partners to benefit equitably in future value creation, and where appropriate, we bring these partner brands into our owned portfolio through acquisitions. We continually evaluate making investments in companies that fill in whitespace in our portfolio.
Flexible and scalable route-to-market network, with unique e-commerce expertise. We have strategically-located distribution capabilities, which enable us to better align our operations with our customers and our sales channels, to ensure our products are available to meet consumer demand, to reduce transportation costs, and to have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 6,900 vehicles in the U.S. and 2,000 in Mexico, as well as third party logistics providers.
With our Keurig.com website, we have a leading direct-to-consumer e-commerce platform which provides us insights and expertise in the e-commerce channel. We have been able to translate those insights and experiences to our cold business as the number of fulfillment options that are better suited economically for beverages has evolved, leading to growth in the e-commerce channel.
High-performing team driving better, faster decisions, enabled by technology. We believe that our team and the culture we have created are a competitive advantage. When we approach our customers, we do so as a modern beverage company, strengthened through our use of data and technology.
Bold ESG commitments and collaborations making positive impacts. We have worked diligently to embed conscious and responsible business practices into the foundation of our company. Our holistic ESG strategy is positioned to drive tangible and scalable solutions in service of doing more and better for our people, our environment and our communities.
Highly efficient business model, driving significant cash flow and investments. Our highly efficient business model, both from a cost and a cash perspective, gives us optionality to invest internally and pursue investments, partnerships, acquisitions, or other opportunities to continue to drive growth and create value.

OUR PRODUCTS AND OPERATING STRUCTURE
We are a leading integrated brand owner, manufacturer, and distributor of beverages in the U.S., Canada, Mexico and the Caribbean. We have a portfolio of brands with the ability to satisfy every consumer need, anytime and anywhere – hot or cold, at home or on-the-go, at work, or at play.
Operating and Reportable Segments
As of December 31, 2023, our operating structure consists of three operating and reportable segments: U.S. Refreshment Beverages, U.S. Coffee, and International. Segment financial data, including financial information about foreign and domestic operations, is included in Note 7 of the Notes to our Consolidated Financial Statements.
U.S. Refreshment Beverages
Our U.S. Refreshment Beverages segment is a brand owner, manufacturer, and distributor of liquid refreshment beverages, or LRBs, in the U.S. In this segment, we manufacture and distribute beverage concentrates, syrups, and finished beverages of our brands to third-party bottlers, distributors, retailers, and, ultimately, the end consumer.
We manufacture beverage concentrates and syrups, which we then sell throughout the U.S. to third party bottlers or use them in our own manufacturing systems. Beverage concentrates, which are highly concentrated proprietary flavors, are combined with carbonation, water, sweeteners, and other ingredients, packaged in aluminum cans, PET bottles, and glass bottles, and sold as a packaged beverage to retailers and, ultimately, the end consumer. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
We manufacture and distribute finished beverages of our own beverage brands. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute finished beverages for our partner brands and manufacture finished beverages for other third parties, including partners and private labels. We partner with other brands seeking effective route-to-market capabilities, including national selling and distribution scale. These brands can also give us exposure in certain markets to fast growing segments of the beverage industry in a capital-efficient manner. We sell finished beverages through our DSD and our WD systems, both of which include sales to all major retail channels.
Key brands in this segment include Dr Pepper, Canada Dry, Mott’s, Snapple, A&W, 7UP, Sunkist soda, Squirt, Hawaiian Punch, Core Hydration, Bai, C4 Energy, Clamato, Evian, Yoo-Hoo, Big Red, and Vita Coco.
U.S. Coffee
Our U.S. Coffee segment is primarily a brand owner, manufacturer, and distributor of innovative single serve brewers, specialty coffee (including hot and iced varieties), and RTD coffee in the U.S. Our Keurig single serve brewers are aimed at changing the way consumers prepare and enjoy coffee and other beverages both at home and away from home in places such as offices, hotels, restaurants, cafeterias, and convenience stores. We create value by developing and selling our Keurig single serve brewers and by expanding Keurig brewer household adoption, which enables sales of specialty coffee and a variety of other specialty beverages in K-Cup pods (including hot and iced teas, hot cocoa, and other beverages) for use with Keurig brewers. We also compete in the broader coffee category through traditional whole bean and ground coffee in other package types, including bags, fractional packages, and cans, as well as RTD coffee beverages. We, together with our partners, are able to bring consumers high-quality coffee and other beverage experiences from the brands they love, all through the one-touch simplicity and convenience of Keurig brewers. We manufacture approximately 80% of the pods in the single serve format in the U.S. on a dollar share basis.

We manufacture and sell 100% of the K-Cup pods of certain brands, including Green Mountain Coffee Roasters, The Original Donut Shop, and McCafé, to retailers, away from home channel participants, and end-use consumers. We also manufacture K-Cup pods for our partner brands, who in turn sell them to retailers and consumers. Our partner brands include Starbucks, Dunkin', Folgers, Peet's, Newman’s Own Organics, Caribou Coffee, and Community Coffee, among others. We also participate in private label manufacturing arrangements. Generally, we are able to sell these brands to our away from home channel participants and directly to consumers through our website at www.keurig.com. We also have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings and Bigelow. We also produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's.
Our U.S. Coffee segment manufactures K-Cup pods using freshly roasted and ground coffee as well as tea, cocoa, and other products. We offer high-quality, responsibly sourced coffee, including certified single-origin, organic, flavored, limited edition, and proprietary blends. We carefully select our coffee beans and roast them to optimize their taste and flavor differences. We engineer and design most of our single serve brewers and utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors, retail partners and directly to consumers through our website at www.keurig.com.
International
Our International segment includes:
•Sales in Canada, Mexico, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of the Company's own brands and third-party brands, to third-party bottlers, distributors, and retailers. Key beverage brands include Peñafiel, Clamato, Squirt, Canada Dry, Dr Pepper, Mott’s, and Crush.
•Sales in Canada from the manufacture and distribution of finished goods relating to the Company's single serve brewers, K-Cup pods, and other coffee products to partners and retailers. Key K-Cup pod brands include Van Houtte, Tim Hortons, and McCafé, as well as other partner and private label brands.
Product Innovation and New Partnerships
We are focused on a robust innovation pipeline within our portfolio of products to build household penetration of our business. We regularly launch new brewers with new features and benefits, technological advances, sustainable attributes, and changes in aesthetics to provide a variety of options to suit individual consumer preferences. We also continuously innovate and renovate our portfolio of K-Cup pods and beverages to provide an expansive array of flavors.
During 2023, we launched our Keurig K-Iced family of brewers, featuring an innovative brew over ice process that allows consumers to brew both hot and iced beverages with a single coffeemaker. In addition, we expanded our ICED K-Cup pod offerings to include a variety of options that can be brewed over ice and are compatible with all Keurig models. We launched a limited edition “Start Me Up” iced coffee kit in collaboration with The Rolling Stones, which featured a custom-designed K-Iced brewer and a customized coffee blend.
We launched Dr Pepper Strawberries & Cream and Dr Pepper Strawberries & Cream Zero Sugar. We also expanded our Core Hydration enhanced water portfolio with Core Hydration+, a nutrient enhanced water with real fruit extracts and essences, in Vibrance (grapefruit), Immunity (lemon), and Calm (cucumber). In Mexico, we elevated our mineral water portfolio with Peñafiel Soft, which has no calories or sugar. Finally, we joined forces with Blue Bell Creameries to create Dr Pepper Float ice cream, which provides us a royalty from these sales.
We entered into a new partnership with Philz Coffee to provide two unique coffee blends in K-Cup pod format. We invested in, and simultaneously entered into a long-term strategic partnership with, La Colombe, which enables us to sell and distribute La Colombe shelf-stable varieties of RTD coffee and to license, manufacture, and distribute La Colombe branded K-Cup pods, both of which began in the fourth quarter of 2023. We also entered into a long-term agreement with Grupo PiSA to sell, distribute and merchandise Electrolit, a premium hydration beverage, across the U.S, beginning in early 2024.

CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores, and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances, and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers throughout the U.S., Canada, and Mexico. Our largest retailer, Walmart, represented approximately 17% of our consolidated net sales in 2023. Net sales to Walmart are included in all reportable segments.
Bottlers and Distributors
In the U.S. and Canada, we generally grant manufacturing and distribution licenses for our carbonated soft drinks to bottlers for specific geographic areas that are exclusive and long-term, and they have historically been perpetual in many cases. These bottlers may be affiliated with Coca-Cola or with PepsiCo, or they may be independent. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and from selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause, change in control, or breach of agreements, and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. These bottlers and distributor agreements may also contain provisions for fountain distribution rights, which are not exclusive for a territory, but generally do restrict bottlers from carrying imitative product in the territory.
Certain other brands, such as Snapple, Bai, and Core, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors, and retail brokers.
Partners
We have differentiated ourselves and the Keurig brand through our ability to create and sustain partnerships with other leading coffee, tea, and beverage brand companies through multi-year licensing and manufacturing agreements that best suit each brand's interests and strengths. Typically, we manufacture K-Cup pods on behalf of our partners, who in turn sell them to retailers.
Away from Home Channel Participants
We distribute brewers, accessories, and K-Cup pods (owned, licensed, and partner brands) to away from home channel participants, which include office coffee distributors and hotel chains.
End-use Consumers
We have a robust e-commerce platform at www.keurig.com where end-use consumers can purchase brewers, accessories, K-Cup pods, and other coffee products, such as bagged traditional coffee and cold brew.
COMPETITORS
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability. We compete with multinational corporations with significant financial resources. In our bottling and manufacturing operations, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional, and private label manufacturers.
Our primary competitors include Coca-Cola, PepsiCo, Starbucks Corporation, The J.M. Smucker Company, The Kraft Heinz Company, and Nestlé S.A. Although these companies offer competing brands in categories we participate in, many are also our partners or customers, as they purchase beverage concentrates or K-Cup pods directly from us.

MATERIAL RESOURCES
Raw Materials
The principal raw materials we use in our business, which we commonly refer to as ingredients and materials, represent approximately 55% of our cost of sales and include green coffee, water, aluminum cans and ends, PET bottles and caps, including both virgin and rPET, CO2, sweeteners, paper products, K-Cup pod packaging materials, fruit, glass bottles and enclosures, cocoa, teas, juices, and other ingredients. We also use post-consumer recycled materials in the manufacturing of our single serve brewers.
The availability, quality, and costs of many of these materials have fluctuated, and may continue to fluctuate, over time. Additionally, under many of our supply arrangements for these raw materials, the price we pay fluctuates along with certain changes in indirect commodity costs, such as aluminum in the case of cans and ends, natural gas in the case of glass bottles, resin in the case of K-Cup pods, PET bottles and caps, corn in the case of sweeteners, and pulp in the case of paperboard packaging.
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
Green Coffee
We develop and pursue direct relationships with farms, estates, cooperatives, cooperative groups, and exporters in order to purchase green coffee and to support our broader traceability and sustainable supply chain initiatives. We also purchase green coffee through outside brokers.
Energy and Transportation Costs
In addition to ingredients and packaging costs, we are significantly impacted by changes in fuel costs, which can also fluctuate substantially, due to the large truck fleet we operate in our distribution operations (reflected within SG&A expenses) and the energy costs consumed in the production process (reflected within cost of sales).
We are also significantly impacted by changes in other transportation costs, such as ocean freight and tariffs. Transportation costs associated with the transportation and import of certain raw materials and finished goods to our manufacturing and distribution facilities are reflected within cost of sales.
Intellectual Property
Trademarks and Patents
We possess a variety of intellectual property rights that are important to our business. We rely on a combination of trademarks, copyrights, patents, and trade secrets to safeguard our proprietary rights, including our brands, our technologies, and ingredient and production formulas for our products.
We own numerous trademarks in our portfolio within the U.S., Canada, Mexico, and other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.
In many countries outside the U.S., Canada and Mexico, the manufacturing and distribution rights to many of our CSD brands, including our Dr Pepper trademark and formula, are owned by third parties, including, in certain cases, competitors such as Coca-Cola.
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

Licensing Arrangements
We license various trade names from our partners in order to manufacture K-Cup pods. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada, and may include royalty payments, upfront payments, or some combination of the two, to the partner in order to use their trade names to manufacture and/or distribute the K-Cup pods.
We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license trademarks for Sunkist soda, Rose's, and Margaritaville from third parties. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
For beverages in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third party partners, which generally allow us to sell and distribute certain products or brands throughout the U.S., Canada, or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term and require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company. As of December 31, 2023, our portfolio of partner brands included, but was not limited to, C4 energy drinks, evian water, Vita Coco coconut water, Polar Beverages seltzer water, Accelerator energy drinks, La Colombe shelf-stable RTD coffee, and Peet's RTD coffee.
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
HUMAN CAPITAL RESOURCES
Our Employees
We have approximately 28,100 employees, primarily located in North America. In the U.S., we have approximately 21,700 employees, of which approximately 5,000 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 4,800 employees, of which approximately 3,600 are covered by union collective bargaining agreements. In Canada, we have approximately 1,400 employees, with approximately 500 covered by union collective bargaining agreements. We also have approximately 200 employees in Europe and Asia.
Our collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We generally believe that these agreements can be renegotiated on terms satisfactory to us as they expire and that we have good relationships with our employees and any representative organizations for our unionized employees.
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
Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, that create a culture of well-being and inclusiveness, and that meet the diverse needs of our employees. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance, retirement benefits,and disability benefits, as well as assistance with major life activities such as adoption, childbirth, and eldercare, among other benefits.

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
Diversity and Inclusion
Innovative ideas come from a diverse workforce, and KDP is committed to both. Just as each of our brands brings its own personality to our product portfolio, each KDP employee brings their own unique set of experiences, perspectives, and background to our business. KDP is embracing those differences to drive rapid change, inspire innovation, and better connect with our customers and consumers. To focus our efforts on diversity and inclusion at KDP, we have established executive-level governance, including participation by our CEO, as well as a Diversity and Inclusion leadership team, comprised of committed leaders from across KDP to help set priorities and lead two-way dialogue throughout the organization, including in our Employee Resource Groups.
In 2020, we set representation goals for management at or above the Director level, known as Director+. As of December 31, 2023, our global workforce was approximately 21% female, while our global Director+ workforce was approximately 32%, as compared to our baseline of 26% in 2020. Approximately 48% of our U.S. workforce was comprised of people of color, with our U.S. Director+ workforce comprised of approximately 19% of people of color, as compared to our baseline of 17% in 2020.
GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, we are subject to a variety of federal, state, and local laws and regulations in the countries in which we do business. Regulations in the U.S., as well as jurisdictions including Canada, Mexico, and the European Union, apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, packaging, advertising, and sale. For example, our products and their manufacturing, labeling, marketing and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Robinson-Patman Act, the Clayton Act, the Sherman Act, the Lanham Act, state consumer protection laws, and state warning and labeling laws, such as the state of California’s Safe Drinking Water and Toxic Enforcement Act of 1986.
Various countries, states, provinces, and other authorities have enacted eco-taxes, extended producer responsibility laws, deposit or reuse/refill mandates, fees on certain products or packaging, restrictions or bans on the use of certain types of packaging, including single-use plastics, and regulations on PFAS, and other chemicals of concern. Certain cities and municipalities within the U.S. have also passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. We expect that legislation or regulations like those described above will continue to be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere.

CORPORATE RESPONSIBILITY
We are committed to acting responsibly, and our ambition is to ensure our beverages make a positive impact with every drink. Drink Well. Do Good. is our corporate responsibility platform. Under this platform, we focus on our greatest opportunities for impact in our supply chain, the environment, our people and communities, and on the health and well-being of our consumers. We are committed to transparency and disclosure of corporate responsibility strategies, programs, progress, and governance. Our Corporate Responsibility Report, which is issued annually, is available on our website at www.keurigdrpepper.com.
Environment
Circular Economy
Sustainable packaging is a top priority for us, and we continue to innovate for circular solutions across our portfolio. We aim to reduce the use of unnecessary materials and offer packaging that is compatible with recycling, reuse, and composting systems. We also aim to use more post-consumer recycled content across our packaging portfolio.
Improving packaging solutions for product quality, consumer use, recoverability, and reuse requires collaboration of all parties along the value chain. Using our strength in forming partnerships, we collaborate closely with a number of stakeholders, including industry groups, non-governmental organizations, and coalitions, to move our commitments beyond independent ambitions to collective action.
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
We conduct periodic water risk assessments of our operations and supply chain. To refine our understanding of challenges for our high water-risk sites, we assess each site in the context of the surrounding watershed, the local water issues and other local entities’ interest and perspective on those issues. We last conducted a water risk assessment of our operations and supply chain in 2021. We have public goals and programs to both increase operational efficiency and to replenish water through conservation and restoration projects with conservation organizations in communities where we operate that have high water risk based on our periodic assessments. We report non-financial data annually on our water stewardship efforts to CDP Water.
Supply Chain
KDP cross-functional teams collaborate to source materials and inputs that meet our established quality requirements and sustainability goals. We identify key suppliers, farmers and business partners to encourage sustainable practices across our supply chain. We are committed to responsibly sourcing coffee, cocoa, and other priority crops, relying on third-party certification or verification programs to foster social, environmental and economic protections. We aim to responsibly source manufactured products by prioritizing and engaging key suppliers to implement and maintain effective social and environmental management systems in their own operations. We continue to focus on supporting regenerative agriculture and conservation in our supply chains, as well as advancing inclusion and improving livelihoods for the people in KDP’s upstream supply chain.

Health and Well-Being
We are committed to providing a balanced portfolio of beverage options and the resources consumers need to make informed choices. Over the past few years, we have expanded our product offerings that deliver nutritional and functional benefits, as well as reducing sugar and calories. We have transformed our portfolio over the past decade, offering a low- or no-calorie option for virtually every full-calorie brand in our portfolio, and we have also added smaller portion-size offerings. Our KDP Product Facts website, found at www.kdpproductfacts.com, contains important nutrition, certification, and allergen information to empower consumers to make informed decisions and find products that meet their needs. To advance our transparency and rigor around our marketing practices and standards, we published a new Responsible Marketing Policy for the U.S. in 2023. Employees and media agencies with primary responsibility for adhering to the Responsible Marketing Policy are required to complete mandatory training on our marketing standards.
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
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from Circana, an independent industry source, and is based on retail dollar sales and sales volumes in 2023. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. Circana is a market information provider, primarily serving consumer packaged goods manufacturers and retailers. We use Circana data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us weekly. Circana data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity, and distribution across various channels, retailers, and geographies. Measured categories provided to us by Circana include K-Cup pods, carbonated soft drinks, RTD teas and coffee, single serve and multi-serve juice and juice drinks, sports drinks, energy drinks, still waters, carbonated waters, and non-alcoholic mixers. Circana also provides data on other food items such as apple sauce. Circana data we present in this report is compiled from scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores, and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our Coffee Systems segment. Our market share data for our brewers is also based on information provided by Circana. The data presented is based upon Circana’s Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2023.

ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR OPERATIONS
Disruption of our manufacturing and distribution operations or supply chain, including increased commodity, raw material, packaging, energy, transportation, and other input costs may adversely affect our financial condition or results of operations.
We have experienced, and could continue to experience, disruptions in our supply chain and our manufacturing and distribution operations, which could have a material adverse effect on our business. Some raw materials and supplies used in the production of our products, including packaging materials, are available from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. Certain raw materials and supplies used directly or indirectly in the production of our products are sourced from countries experiencing civil unrest, political instability, or unfavorable economic conditions. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. We may not be able to maintain favorable arrangements and relationships with suppliers, and our contingency plans may not be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture and distribution of our products. In order to ensure a continuous supply of high-quality raw materials, some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials; the timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. Any sustained or significant disruption to the manufacturing or sourcing of raw materials could increase our costs and interrupt product supply, which could adversely impact our business.
The raw materials and other supplies, including agricultural commodities (such as coffee, apples, and corn), fuel and packaging materials, transportation, and other supply chain inputs that we use for the manufacturing, production, and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, which include changes in supply and demand; supplier capacity constraints; inflation; weather conditions (including the effects of climate change); wildfires and other natural disasters; disease or pests; agricultural uncertainty; cost increases in farm inputs; health epidemics, pandemics, or other contagious outbreaks; labor shortages, strikes, or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas, or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; speculation in global trading of commodities, such as coffee; or fluctuations in foreign currency exchange rates. We have been affected by a number of these factors, led by inflationary pressures on input and other costs, which may continue.
Many of our raw materials and supplies are purchased in the open market, and the prices we pay for such items are subject to fluctuation. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. This could lead to higher and more variable inventory levels or higher raw material costs for us. In our coffee business, the quality of the coffee we seek tends to trade on a negotiated basis at a premium above the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Volatility in coffee prices can impact our ability to enter into fixed-price purchase commitments, and we frequently enter into “price-to-be-fixed” supply contracts in which the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base coffee commodity price component will be fixed has not yet been established.
When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins, and operating results. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, or if they result in significant decreases in sales volume, our financial condition or results of operations may be adversely affected. In addition, price decreases in commodities that we have effectively hedged could also increase our cost of goods sold for mark-to-market changes in the derivative instruments.

We operate in intensely competitive categories, and our potential inability to compete effectively could adversely impact our business.
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. We compete with multinational corporations that can rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route to market, reducing prices, or increasing promotional activities. We also compete with various smaller or regional companies and private label manufacturers, which may be more innovative, better able to bring new products to market, and better able to quickly serve niche markets. Additionally, we compete for contract manufacturing with other bottlers and manufacturers.
A significant portion of our business is attributable to sales of K-Cup pods for use with Keurig brewing systems. Continued acceptance of Keurig brewers to further increase household penetration is a significant factor in our growth plans. Any substantial or sustained decline in the sale of Keurig brewers could materially and adversely affect our business. Keurig brewers compete against all sellers and types of coffeemakers, as well as cafes and coffee shops. Our competitive position may be weakened if we do not succeed in differentiating Keurig brewers from our competitors’ products.
Our sales of beverages, Keurig brewers, K-Cup pods, and other products may be negatively affected by numerous factors including our inability to maintain or increase prices, our inability to effectively promote our products, new entrants into the market, the decision of wholesalers, retailers, or consumers to purchase competitors' products instead of ours, increased marketing costs, and higher in-store placement and slotting fees driven by our competitors' willingness to spend aggressively. In addition, the rapid growth of e-commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we are unable to effectively compete, our business and our financial results would be negatively affected.
We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers’ preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, concerns or perceptions regarding the health effects or environmental impact of our products or packaging, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn, or other factors. If we do not effectively anticipate and respond to changing trends and consumer beverage preferences, including through innovation and renovation, our sales and growth could suffer.
Addressing changes in consumer preferences may require successful development, introduction, and marketing of new products and line extensions. There are inherent risks associated with new product or packaging innovation, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. Successful innovation may depend on our ability to obtain, protect, and maintain necessary intellectual property rights and to avoid infringing upon the intellectual property rights of others. Failure to innovate successfully could compromise our competitive position and impact our product sales, financial condition, and operating results.
Consumers are increasingly focused on sustainability, with particular attention to the recyclability or reuse of product packaging, reducing consumption of single-use plastics and non-recyclable materials and the environmental impact of manufacturing operations. If we do not meet consumer demands by continuing to provide sustainable packaging options and focusing on sustainability throughout our manufacturing operations, our sales could suffer.
Consumer shopping behavior is also rapidly evolving. Changes in mobility, travel, and leisure activity patterns, the acceleration of e-commerce and other methods of purchasing products, inflation and economic uncertainty, and pandemics, epidemics or other disease outbreaks, among others, have impacted and could continue to impact consumer shopping behavior and demand for our products. If we are unable to meet the consumer where and when they desire their products or if we are unable to respond to changes in distribution channels, our financial results could be adversely impacted.

Concerns about the safety, quality, or health effects of our products could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products, their ingredients, their packaging, and our brewers. A failure or perceived failure to meet our quality, health, or safety standards, particularly as we expand our product offerings through innovation, partnerships or acquisitions into new beverage categories, including product contamination or tampering, undeclared allergens or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. This could result in time-consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity may result from false, unfounded, or nominal liability claims or limited recalls.
In addition, adverse public opinion, third-party studies, or other allegations, whether or not valid, regarding the perceived or potential negative health effects of ingredients in our beverage products, such as concerns about the caloric intake associated with soft drinks or the use of artificial sweeteners in our beverages, or chemicals of concern or other substances in our ingredients or materials, may contribute to actual or threatened legal action against us, negative consumer perception of our products, additional government regulation, or new or increased taxes on our products, any of which could result in decreased demand for our products or reformulations of existing products to remove such ingredients or substances, which may be costly and reduce their appeal.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the reputation of our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.
Damage to our reputation or brand image can adversely affect our business.
Our ability to maintain our reputation and the brand image of our products is important to our success. Our corporate image and reputation has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to achieve goals or maintain high standards relating to ethical, business and environmental, social and governance practices, including with respect to human rights, child labor laws, diversity, equity and inclusion, workplace conditions, employee health and safety, the nutrition profile of our products, packaging, water use and impact on the environment; any failure to address health or other concerns about our products, products we distribute or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may adversely be affected.
From time to time, we acquire or invest in businesses or brands, form joint ventures, and enter into licensing and distribution agreements. In evaluating such endeavors, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, we may incur unforeseen liabilities and obligations in connection with any such transactions, including in connection with the integration or management of the businesses or brands, and may encounter unexpected difficulties and costs in integrating them into our operating, governance and internal control structures. In the past we have been, and in the future we may be, unable to realize the expected benefits of acquisitions, investments or licensing or distribution agreements; it may also take longer than expected to realize the expected benefits. We may also experience delays in extending our respective internal control over financial reporting to new acquisitions or investments, which may increase the risk of misstatements in our financial records and in our consolidated financial statements. In addition, our quality management protocols, which are designed to ensure product quality and safety, may not be sufficiently robust to fully manage the expanded range of product offerings introduced through new investments, licensing or distribution agreements, which may increase our costs or subject us to negative publicity. Any acquisitions, investments or ventures may also disrupt ongoing business activity or result in the diversion of management attention and resources from other initiatives and operations. Our ability to manage and improve the performance of acquired businesses or brands and our other investments and ventures will impact our financial performance. We may not achieve the strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
Failure to realize benefits or successfully manage the potential negative consequences of our productivity initiatives can adversely affect our financial performance.
We pursue strategic initiatives that are transformative in nature and are expected to generate significant cost savings, or productivity, over time. These strategic initiatives have included investments in new technologies and optimization of certain processes and of our manufacturing footprint. Some of our productivity initiatives may result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, inability to obtain expected savings to reinvest into the business, an inability to attract or retain employees, negative publicity and disruption of the internal control structures of the affected business operations. If we are unable to successfully implement our productivity initiatives as planned or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
Our facilities and operations may require substantial investment and upgrading, including investments in new technologies and digital transformation, and such investments may not achieve the intended financial benefits.
We continue to incur significant costs to maintain or upgrade various technologies, facilities, and equipment or restructure our operations, including closing existing facilities or opening new ones. We invest in new and emerging technologies, including the use of automation, connected data, robotics, and artificial intelligence throughout our operations, including in our manufacturing and distribution facilities and our sales organization.
If the cost of our investments is higher than anticipated, the investments and upgrades are not sufficient to meet our near-term future business needs, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, we may be delayed in realizing the intended benefits or our costs and financial performance could be negatively affected.
We have ongoing programs to invest and upgrade our manufacturing, distribution and other facilities, including expansive investments in manufacturing facilities in Spartanburg, South Carolina and Allentown, Pennsylvania. These investments require us to rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. We have experienced delays related to the production equipment contained within our manufacturing facilities, including delays in receiving the equipment or in operating the equipment according to specifications outlined by the manufacturer, which have led to increased costs, and we may continue to experience such delays and cost increases.

Increases in our cost of employee benefits in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets, and changes in discount rates used to calculate pension and related liabilities. These factors will continue to put pressure on our business and financial performance. There can be no assurance that we will succeed in limiting future cost increases, and continued upward cost pressure could have a material adverse effect on our business and financial performance.
We depend on key information systems, and our use of information technology exposes us to business disruptions that could adversely affect us.
Our information systems contain proprietary and other confidential information related to our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance. Our users’ data and customer information may be improperly accessed, used or disclosed if we fail to adopt or adhere to adequate information security practices, or fail to comply with their respective online policies, or in the event of a breach of our networks, which could subject us to legal action, reputational harm, or otherwise negatively impact our business and financial performance.
Substantial disruption at our manufacturing and distribution facilities could occur.
A disruption at our manufacturing and distribution facilities could have a material adverse effect on our business, as could a disruption at the facilities of our bottlers, contract manufacturers or distributors. Disruptions could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, widespread illness, strikes, labor shortages, transportation or supply interruption, contractual dispute, government regulation, cybersecurity attacks or terrorism. Moreover, if demand increases beyond our production capabilities, we would need to expand our capabilities internally or acquire additional capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities or may take a significant time to start production, each of which could negatively affect our business and financial performance.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. We cannot be certain that the legal steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. We and third parties, including competitors, could come into conflict over intellectual property rights, resulting in disruptive and expensive litigation. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.
We also license various trademarks from third parties and license our trademarks to third parties. In some countries, third parties own certain trademarks and related intellectual property that we own in other countries. For example, the Dr Pepper trademark and formula is owned by Coca-Cola in some countries outside North America. Adverse events affecting those third parties or their products could also negatively impact our brands.

Failure to attract, retain, develop and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce such as labor shortages, employee turnover and increases in wages, could significantly impact our operations.
The labor market has experienced and may continue to experience labor shortages, inflation in labor costs and increased employee turnover, which has impacted and may continue to impact our ability to attract and retain a highly skilled and diverse workforce. Competition in the labor market for qualified employees has increased alongside current and prospective employees’ changing expectations for compensation, benefits, and flexible work models. Unplanned turnover or failure to develop and implement succession plans for senior management and other key personnel, including our CEO, could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, including employees with specialized capabilities, or to maintain a culture that fosters inclusivity and diversity, including by increasing representation of underrepresented communities, can damage our business results and our reputation.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including new unionization, labor disputes or work stoppages.
Many of our employees that are involved in the manufacturing or distribution of our products are covered by collective bargaining agreements. Additional employees have sought and may continue to seek to be covered by collective bargaining agreements, which may be facilitated by changing labor laws and regulations. These agreements typically expire every three to four years at various dates. We may not be able to renew our existing collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes, or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing, renewed or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
RISKS RELATED TO OUR FINANCIAL PERFORMANCE
We negotiate with our suppliers to optimize our terms and conditions, including payment terms, and reductions in our payment terms with our suppliers could adversely affect our liquidity.
As part of ongoing efforts to decrease our cash conversion cycle and manage our working capital, we negotiate with our suppliers to optimize our terms and conditions, which includes the consideration of payment terms. As part of this process, we strive to seek extended payment terms in commercial negotiations with potential suppliers. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days.
The length of our payment terms has been reduced in recent periods and will continue to be reduced, including as a result of a supplier being replaced, renegotiation of a supplier’s contract during the procurement process, through efforts to increase the overall pool of potential suppliers for selection, or in order to receive favorable pricing or other terms during commercial negotiations. Reductions in our payment terms have negatively affected, and could continue to negatively affect, our liquidity and our ability to maintain our cash conversion cycle to maximize our working capital. Reduced payment terms have contributed to, and could continue to contribute to, our need to utilize various financing arrangements for short-term liquidity.

We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term stockholder value.
In October 2021, our Board authorized the Company to repurchase up to $4 billion of our outstanding common stock over a four-year period, beginning on January 1, 2022, potentially enabling us to return value to shareholders. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Under the terms of our share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) in accordance with federal securities laws. We may fund our share repurchases through a combination of cash flow from operations, borrowings, a combination of the two, or other sources of liquidity. The actual manner, timing, amount, value and counterparties of any repurchases under the program will be determined in our discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects, and general market and economic conditions.
We cannot guarantee that we will repurchase shares (or the terms or amount of any such repurchase) or conduct future share repurchase programs, and we cannot guarantee that any such programs will result in long-term increases to shareholder value. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, significant changes in laws or regulations may reduce our ability or inclination to take advantage of our share repurchase program.
Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our financial performance.
As of December 31, 2023, we had $52,130 million of total assets, of which $20,202 million were goodwill and $23,287 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, and contractual arrangements. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. In addition, definite-lived intangible assets and property, plant and equipment are evaluated for impairment or accelerated depreciation as circumstances indicate.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. We have in the past recorded impairments and could do so again as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include changes in our financial and operating outlook and changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rates and market beta volatility, and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and increase our effective tax rate.

RISKS RELATING TO OUR RELATIONSHIPS WITH THIRD PARTIES
We depend on third-party bottling and distribution companies for a significant portion of our business.
We license rights to third parties to bottle and distribute our products. A portion of our income from operations is generated from sales of beverage concentrates to third-party bottling companies that we do not own. Some of these bottlers are also our direct competitors, or also bottle and distribute products for our competitors. In addition, some of the finished products we manufacture are distributed by third parties. As independent companies, these bottlers and distributors may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. They may devote more resources to other products, prioritize their own products, or take other actions detrimental to our brands.
In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. In some cases, the license agreements include buy-out rights that allow us to exit for a fee, and we may have additional limited termination rights. The termination of any material license arrangement could adversely affect our business and financial performance, and any disputes could be costly and divert management attention. We may need to increase support for our brands in certain territories to maintain our route to market and may not be able to pass price increases through to third-party bottlers and distributors. Deteriorating economic conditions could negatively impact the financial viability of third-party bottlers.
Changes in the retail landscape or in sales to any key customer can adversely affect our business.
The retail industry is experiencing continued consolidation of ownership and purchasing power, resulting in large retailers or buying groups with increased purchasing power, which impacts our ability to compete. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. In addition, our industry is being affected by rapid growth in discount retailers and in e-commerce retailers, including traditional retailers who are expanding their e-commerce capabilities, and our business will be adversely affected if we are unable to maintain and develop successful relationships with such retailers. Further, we must maintain mutually beneficial relationships with our key customers to compete effectively. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers may adversely affect our business.
Failure to maintain strategic relationships with brand owners and private label brands could adversely impact our future growth and business, potentially resulting in the termination of those agreements.
We regularly enter into strategic relationships for the manufacturing, distribution, and sale of K-Cup pods with partner customers, as well as with retailers for their private label brands. As independent companies, our strategic partners make their own business decisions which may not align with our interests. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of premium performance and service, pricing, and marketing and advertising support, or if these strategic partners are not satisfied with our technological or other development efforts, they may take actions that adversely impact us, including entering into agreements with competing contract manufacturers or vertically integrating to manufacture their own Keurig-compatible pods. Increasing competition among Keurig-compatible pod manufacturers and moving to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of Keurig brewers, our ability to attract additional brands or private label parties to do business with us or our ability to attract new consumers to buy Keurig brewers.
We also regularly enter into strategic relationships for the manufacture and/or distribution of beverage products from partner brand owners, including in emerging or fast-growing segments in which we may not currently have a brand presence. If our partner brands terminate their agreements with us, it could negatively affect our revenues and results of operations.

Equity method investments are managed independently of us and may have different interests than we do. Their decisions could impact our financial performance.
We regularly review our product portfolio and evaluate strategic transactions, such as equity method investments, to gain entry into categories where we do not participate or to expand our presence in areas where our participation is currently limited. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns and benefits as a result of the transaction, within the anticipated time frame, or at all. As these equity method investments are managed independently, we may be impacted by their business decisions or other actions, as they may have different interests than we do. We recognize a portion of our investees’ financial results within our net income based upon our ownership interest, unless the investment agreement indicates an alternative allocation of earnings or losses.
We also assess our equity method investments as and when required by GAAP to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform similar recoverability and impairment tests, and we record our share of impairment charges recorded by them, if any, adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our net income could be materially adversely affected.
The use of information technology by our third party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us.
We rely on third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors and other business partners, for certain areas of our business, including certain finance, accounting, and IT functions, workforce management, and payroll processing. Some of our commercial partners may also receive or store information provided by us or our users through their websites, including information entrusted to them by customers. Our users’ data and customer information may be improperly accessed, used or disclosed if these third-party commercial partners fail to adopt or adhere to adequate information security practices, or fail to comply with their respective online policies, or in the event of a breach of our networks. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may experience business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation, a negative impact on employee morale or the loss of current or potential customers, all of which can adversely affect our business.
These third parties are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. While we have procedures in place for assessing risk along with selecting, managing and monitoring our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. We have in the past, and may in the future, experience indirect impacts of events that take place at our third-party service providers and other business partners. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
We rely on the performance of a limited number of suppliers and manufacturers for our brewers, and a limited number of order fulfillment companies for our brewers, beverage concentrates and syrups.
A small number of companies, located primarily in Asia, co-manufacture the vast majority of our brewers. Our manufacturers may not be able to scale their manufacturing operations to match increasing consumer demand for our brewers at competitive costs. If our manufacturers were to cease or interrupt production or otherwise fail to supply brewers to us as agreed, we would be unable to obtain brewers for an indeterminate period of time, which could adversely affect our product sales and operating results.

The majority of the distribution of our brewers, beverage concentrates and syrups is handled by third-party order fulfillment companies in the U.S. Our third-party manufacturers and order fulfillment companies are subject to disruption, including as a result of health epidemics, natural disasters, information technology failures, commercial or international trade disputes, governmental regulatory and enforcement actions, labor stoppages or strikes, financial issues, or otherwise. These issues could delay importation and increase the cost of products, delay the fulfillment of the brewers, beverage concentrates and syrups to our customers or require us to locate alternative manufacturers or order fulfillment companies to avoid disruption, which could adversely affect our product sales and operating results.
GENERAL RISK FACTORS
Our financial results may be negatively impacted by recession, financial and credit market disruptions and other political, social or economic conditions.
Changes in economic and financial conditions in the U.S., Canada, Mexico or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations, the ability of our vendors to supply materials timely, or the risk of counterparty default, each of which could reduce our cash flow.
We cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business. Disruptions in financial and credit markets could also have a negative effect on our ability to raise capital through the issuance of unsecured commercial paper or senior notes. In addition, declines in the securities and credit markets could affect our pension and PRMB assets and obligations, which in turn could increase our funding requirements.
Unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability.
We have no operations in Russia, Ukraine, or the Middle East, but due to the impact of the conflicts on the global economy, we have experienced and may continue to experience supply chain constraints; inflation in input costs, logistics, manufacturing and labor costs; volatility in fuel and commodity prices and fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations.
U.S. and international laws and regulations could adversely affect our business.
We are subject to a variety of federal, state and local laws and regulations in the U.S., Canada, Mexico and other countries in which we conduct business. These laws and regulations apply to many aspects of our business, including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution, pricing and sale of our products. Other laws and regulations that may impact our business relate to competition and antitrust, the environment, relations with distributors and retailers, employment, privacy, health, and trade practices. Our expanding international business will also expose us to economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export laws and regulations.

Any significant change in laws or regulations or their interpretation, in any of these jurisdictions, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of ingredients (including sweeteners or alcohol) or packaging and packaging materials, which could increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance. Increasing governmental and societal attention to environmental, social and governance matters has resulted and could continue to result in new laws or regulatory requirements, including new or expanded disclosure requirements that are expected to continue to expand the nature, scope and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. Violations of laws or regulations could damage our reputation and/or result in criminal, civil or administrative actions with substantial financial penalties and operational limitations.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We have been, and in the future may be, a party to various litigation, claims, legal (including regulatory) proceedings, inquiries and investigations that may include employment, tort, contract, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection, discriminatory pricing, privacy, tax, insurance and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses, and we establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
Increased concerns related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Concern has grown with respect to the use or disposal of plastics and their potential impact on health and the environment, which may contribute to actual or threatened legal action against us, negative consumer perception of our products, additional government regulation, or new or increased taxes on our products. Various jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations or policies intended to encourage the use of sustainable packaging, waste reduction or increased recycling rates or to restrict the sale of products utilizing certain packaging. These laws, regulations and policies vary in form and scope between jurisdictions and include extended producer responsibility policies, plastic or packaging taxes, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, or other chemicals of concern, restrictions on labeling related to recyclability and requirements to charge deposit fees. These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or product formats or to revise product labeling, all of which can adversely affect our business and financial performance. Changes in legislation restricting the sale of K-Cup pods could reduce our sales and profits.

Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions have adopted and may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and potential adverse publicity could negatively affect our sales both in California and in other markets. The imposition or proposed imposition of additional limitations on the marketing or sale of our products has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
We use information technology and third-party service providers to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, information technology, human resources and computing functions. Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. In addition, our continuity of business applications and operations has been, and may in the future be, disrupted by other issues, including cybersecurity attacks (which may include social engineering, business email compromise, cyber extortion, denial of service, attempts to exploit vulnerabilities, hacking, website defacement, theft of passwords and other credentials or unauthorized use of computing resources for digital currency mining); issues with or errors in systems’ maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; telecommunication failures; natural disasters; terrorist attacks; unintentional or malicious actions of employees or contractors; and fires and other catastrophic occurrences and other cyber incidents.
Like most major corporations, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, including with respect to third-party service providers, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data (including confidential information that we process and maintain about our employees or consumers through our e-commerce platform) through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale or the loss of current or potential customers, all of which can adversely affect our business. In addition, these risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
Similar risks exist with respect to our third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors and other business partners, that we rely upon for certain areas of our business, including payroll processing, health and benefit plan administration and certain finance and accounting functions. When risks such as these materialize, the need for us to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, and for third party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.

Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party service providers, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. We continue to devote resources to network security, backup and disaster recovery, upgrading systems and networks, enhanced training and other security measures to protect our systems and data; we are also in the process of enhancing the monitoring and detection of threats in our environment. However, security measures cannot guarantee that we will be successful in preventing or responding to all cyber incidents, systems disruptions, system compromises or misuses of data. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Privacy and data protection laws may be interpreted and applied differently from one jurisdiction to another and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could experience substantial penalties, litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation and fines or penalties related to violation of existing or future data privacy laws and regulations.
Further, as a retailer accepting debit and credit cards for payment, as well as other digital payment tools, we are subject to industry data protection standards and protocols such as the Payment Card Industry Data Security Standard. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
Climate change or related legislation could adversely affect our business.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, which could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. Climate change is already affecting the agricultural sector, and disruptions to crop growing conditions are expected to increase with extreme weather events, increasing temperatures and changing water availability. Disruptions to crop growing conditions can cause changes in geographical ranges of crops, as well as weeds, diseases and pests that affect those crops. These impacts have in the past and may in the future limit availability or increase the price volatility of key agricultural commodities, such as coffee, corn, citrus, cocoa, and apples, which are important sources of ingredients for our products.
Concern over climate change, including global warming, has led to legislative and regulatory initiatives limiting greenhouse gas emissions and increasing disclosure obligations. Increased compliance costs due to legal or regulatory requirements, along with initiatives to meet our sustainability goals, may cause higher costs associated with, or disruptions in, the manufacturing and distribution of our beverage products. As a result, the effects of climate change and legal or regulatory initiatives to address climate change could have an adverse impact on our business and results of operations. In addition, any failure to achieve or properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation or increase the risk of litigation. Any of the foregoing can adversely affect our business.

Water scarcity and quality could adversely affect our business.
Water is the primary ingredient in many of our products and is used across our operations. The competition for water among domestic, agricultural and manufacturing users is increasing in the countries where we operate. Even where water is widely available, water purification and waste treatment infrastructure limitations and regulations could increase costs or constrain our operations. As water becomes scarcer, the quality of the water deteriorates, including due to the effects of climate change, or requirements on water purification or filtration increase, we may experience increased production costs; manufacturing constraints; supply chain disruption; higher compliance costs; increased capital expenditures; the interruption or cessation of operations at, or relocation of, our facilities or the facilities of our business partners; challenges to efficiency gains due to higher water usage in compliance with more stringent water quality standards; failure to achieve our water efficiency and conservation goals; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity and quality; or damage to our reputation, any of which can adversely affect our business.
Fluctuations in our effective tax rate may result in volatility in our financial results.
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Tax legislation may be enacted, domestically or abroad, that impacts our effective tax rate. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may impact our effective tax rate and adversely affect our financial results. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations or interpretations of existing law. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates, including intercompany transfer pricing policies, are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We use information technology and third-party service providers to support our global business processes and activities, which exposes us to cybersecurity risks. KDP’s risk management strategy includes ongoing cybersecurity risk assessment and reporting, incident management, and a diligence and risk management process for third-party service providers. Employees with network access participate in ongoing phishing, social engineering, and cybersecurity awareness training efforts, and we also conduct periodic tabletop exercises led by external consultants.
Our cybersecurity risk assessment and reporting process leverages the National Institute of Standards and Technology’s Cybersecurity Framework and is managed by our CISO, whose team comprises both internal personnel and third-party cybersecurity consultants. The CISO provides periodic reports to management, including our CEO, as well as other executive leadership members, and to the Audit and Finance Committee of our Board, which has oversight for cybersecurity risk management. These reports include updates on critical cybersecurity risks and the threat landscape; updates on the status of ongoing cybersecurity improvement initiatives, the internal control environment, and ongoing internal audit activities; and, if relevant, the status of actions taken with respect to certain cybersecurity incidents identified during the period.
We have an overall incident management plan, which is intended to provide guidance and protocols to facilitate timely notification and communication to key internal and external stakeholders during an incident. A subset of this incident management plan is our Security Incident Response Plan, or SIRP, which is based on leading cybersecurity incident response practices. Incidents may be escalated to the CISO, our Chief Information Officer, our Chief Legal Officer, or other members of management or the Board, depending on the severity of the incident, and are handled according to the SIRP protocols, which includes incident detection and analysis; containment, eradication and recovery; and post-incident monitoring. We have developed a framework for assessing the materiality of any such incidents, including a committee responsible for determining whether the incident is material for disclosure. The committee includes our CISO, our Chief Information Officer, our Chief Legal Officer, our Senior Vice President and Controller (Principal Accounting Officer), our head of Internal Audit, and other members of management with relevant subject matter expertise.
Our CISO has more than 25 years of experience in cybersecurity and information technology, including, prior to joining KDP in 2019, more than 11 years as a principal in Ernst & Young’s cybersecurity practice. Our CISO reports directly to our Chief Information Officer, who also has over 36 years of experience in information technology and cybersecurity.
To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on us, refer to the risk factors captioned “Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us” and “The use of information technology by our third party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us” in Item 1A, Risk Factors, in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
We have two global corporate headquarters, located in Burlington, Massachusetts and Frisco, Texas, both of which are leased.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2023:

	U.S. Refreshment Beverages		U.S. Coffee		International		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	6	12	1	5	—	—	7	17
Warehouse and distribution facilities	27	61	—	8	—	—	27	69
International
Production facilities	1	—	—	—	3	2	4	2
Warehouse and distribution facilities	—	—	—	—	5	63	5	63
Total	34	73	1	13	8	65	43	151
We believe our facilities are well-maintained and adequate, that they are being appropriately utilized, except for our next-generation coffee production facility in Spartanburg, South Carolina, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products and the status of our investments to maintain or upgrade various technologies or equipment within such facilities. As of December 31, 2023, the facility that we are establishing in Spartanburg, South Carolina was significantly underutilized due to delays in the manufacture and installation of certain manufacturing lines, as well as delays exacerbated by the COVID-19 pandemic.
We periodically review our space requirements, and we look to consolidate and dispose or sublet facilities we no longer need as appropriate.
ITEM 3. LEGAL PROCEEDINGS
We are occasionally subject to litigation or other legal proceedings relating to our business. Refer to Note 17 of the Notes to our Consolidated Financial Statements related to commitments and contingencies, which is incorporated herein by reference.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq's Global Select Market under the ticker symbol "KDP". As of December 31, 2023, there were 8,315 stockholders of record of our common stock. KDP's Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
Information on securities authorized for issuance under our equity compensation plans has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.
COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of KDP for a five-year period with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. We believe that these indices convey an accurate assessment of our performance as compared to the industry.
The graph assumes that $100 was invested on December 31, 2018, with dividends reinvested quarterly.

$200
$180
$160
$140
$120
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ISSUER REPURCHASES OF EQUITY SECURITIES
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. The following table summarizes shares repurchased by us under this program during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program
October 1 to October 31	2,000,000	$29.95	2,000,000	$3,103,859,210
November 1 to November 30	6,120,798	30.77	6,120,798	2,915,505,309
December 1 to December 31	10,900	31.22	10,900	2,915,165,022
Total	8,131,698	$30.57	8,131,698	$2,915,165,022
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2023 and 2022 and year-over-year comparisons between the years ended December 31, 2023 and 2022. As a result of the change in our operating and reportable segments effective January 1, 2023, this section also presents year-over-year comparisons between the years ended December 31, 2022 and 2021 on a revised segment basis.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes and sells hot and cold beverages and single serve brewing systems. KDP has a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Green Mountain Coffee Roasters, Snapple, Mott's, The Original Donut Shop, Clamato, and Core Hydration, as well as the Keurig brewing system. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, available nearly everywhere people shop and consume beverages through our sales and distribution network.
KDP operates as an integrated brand owner, manufacturer, and distributor. We believe our integrated business model strengthens our route-to-market and provides opportunities for net sales and profit growth through the alignment of the economic interests of our brand ownership and our manufacturing and distribution businesses through both our DSD system and our WD system. We market and sell our products to retailers, including supermarkets, mass merchandisers, club stores, pure-play e-commerce retailers, and office superstores; to restaurants, hotel chains, office product and coffee distributors, and partner brand owners; and directly to consumers through our website. Our integrated business model enables us to be more flexible and responsive to the changing needs of our large retail customers and allows us to more fully leverage our scale and reduce costs by creating greater geographic manufacturing and distribution coverage.
SEGMENTS
Effective January 1, 2023, we revised our segment structure to align with how our CODM manages the business, assesses performance and allocates resources. Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single serve brewers, and other coffee products to partners, retailers, and directly to consumers through our Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to our single serve brewers, K-Cup pods, and other coffee products.

VOLUME
In evaluating our performance, we use different volume measures for LRB and for K-Cup pods and appliances.
For LRB, we measure our sales volume in 288 fluid ounce equivalent cases.
•For beverage concentrates, we measure our sales volume as concentrate case sales for concentrates sold by us to our bottlers and distributors. A concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage, the equivalent of 24 twelve ounce servings. It does not include any other component of the finished beverage other than concentrate.
•For packaged beverages, we measure volume as case sales to customers. A case sale represents a unit of measurement equal to 288 fluid ounces of packaged beverage sold by us. Case sales include both our owned brands and certain brands licensed to and/or distributed by us.
For our K-Cup pods and appliances, we measure our sales volume as the number of appliances and the number of individual K-Cup pods sold to our customers.
EXECUTIVE SUMMARY
Financial Overview

As Reported, in millions (except Diluted EPS)

Key Events During and Subsequent to the Fourth Quarter of 2023
Strategic Partnership with Grupo PiSA
Effective October 23, 2023, we executed an agreement for a strategic partnership with Grupo PiSA to sell and distribute Electrolit instant hydration beverages within the U.S., which is expected to begin in early 2024.
Appointment of Chief Operating Officer
On November 6, 2023, we appointed Tim Cofer as Chief Operating Officer, reporting to Chairman and CEO, Bob Gamgort. Mr. Cofer will work side by side with Mr. Gamgort in the Chief Operating Officer capacity, with an expected transition to CEO in the second quarter of 2024. Mr. Gamgort will continue to serve as our Executive Chairman after the transition occurs.
Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, Risk Factors, as well as the Uncertainties and Trends Affecting Liquidity section below, for more information about risks and uncertainties facing us. Some of these items have led to inflation in input costs, logistics, manufacturing, and labor costs, which has further led to fluctuation in interest rates. These impacts have created headwinds for our business that may continue into 2024. As a result of these inflationary pressures, we have increased the pricing on a number of our products across our portfolio. Consequently, we may incur a reduction of volume or net sales, which, combined with the inflationary pressures, could impact our margins and operating results.
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

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022:
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2023	2022	Change	Change
Net sales	$14,814	$14,057	$757	5.4%
Cost of sales	6,734	6,734	—	—
Gross profit	8,080	7,323	757	10.3
Selling, general, and administrative expenses	4,912	4,645	267	5.7
Impairment of intangible assets	2	477	(475)	NM
Gain on litigation settlement	—	(299)	299	NM
Other operating income, net	(26)	(105)	79	NM
Income from operations	3,192	2,605	587	22.5
Interest expense, net	496	693	(197)	(28.4)
Loss on early extinguishment of debt	—	217	(217)	NM
Gain on sale of equity method investment	—	(50)	50	NM
Impairment of investments and note receivable	—	12	(12)	NM
Other (income) expense, net	(61)	14	(75)	NM
Income before provision for income taxes	2,757	1,719	1,038	60.4
Provision for income taxes	576	284	292	102.8
Net income including non-controlling interest	2,181	1,435	746	52.0
Less: Net loss attributable to non-controlling interest	—	(1)	1	NM
Net income attributable to KDP	$2,181	$1,436	$745	51.9%

Earnings per common share:
Basic	$1.56	$1.01	$0.55	54.5%
Diluted	1.55	1.01	0.54	53.5%

Gross margin	54.5%	52.1%		240 bps
Operating margin	21.5%	18.5%		300 bps
Effective tax rate	20.9%	16.5%		440 bps
Sales Volume. The following table sets forth changes in sales volume for the year ended December 31, 2023 compared to the prior year:

LRB	(0.1)%
K-Cup pods	(3.9)%
Appliances	(9.4)%
Net Sales. Net sales increased $757 million, or 5.4%, to $14,814 million for the year ended December 31, 2023 compared to $14,057 million in the prior year. This performance reflected favorable net price realization of 7.0% and favorable FX translation of 0.5%, partially offset by unfavorable volume/mix of 2.1%.
Gross Profit. Gross profit increased $757 million, or 10.3%, to $8,080 million for the year ended December 31, 2023 compared to $7,323 million in the prior year. This performance primarily reflected the impact to gross profit of the strong growth in net sales (12 percentage points) and a favorable change in unrealized commodity mark-to-market impacts (2 percentage points), partially offset by net inflation in ingredients and materials (3 percentage points). Gross margin increased 240 bps versus the prior year to 54.5%.

Selling, General and Administrative Expenses. SG&A expenses increased $267 million, or 5.7%, to $4,912 million for the year ended December 31, 2023 compared to $4,645 million in the prior year. The increase reflected the impact of increased marketing investments (2 percentage points) and higher other operating costs, partially offset by lower restructuring and integration costs compared to the prior year (3 percentage points).
Impairment of Intangible Assets. Impairment of intangible assets primarily reflected the favorable comparison to non-cash impairment charges in the prior year. Refer to Note 3 of the Notes to our Consolidated Financial Statements for further information.
Gain on litigation settlement. Gain on litigation settlement reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in the prior year.
Other Operating Income, Net. Other operating income, net decreased $79 million for the year ended December 31, 2023 compared to the prior year, primarily driven by the unfavorable year-over-year comparison for non-operational activity, including asset sale-leasebacks and a business interruption recovery.
Income from Operations. Income from operations increased $587 million, or 22.5%, to $3,192 million for the year ended December 31, 2023 compared to $2,605 million in the prior year, primarily driven by increased gross profit, which was partially offset by higher SG&A expenses. Operating margin increased 300 bps versus the year ago period to 21.5%.
Interest Expense, Net. Interest expense, net decreased $197 million, or 28.4%, to $496 million for the year ended December 31, 2023 compared to $693 million for the prior year. This change was primarily driven by the favorable comparison of activity associated with interest rate contracts (37 percentage points), which was partially offset by increased use of debt in the current year (9 percentage points).
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt reflected the favorable comparison to losses in the prior year related to our 2022 Strategic Refinancing and our early retirement of our 2038 Notes, the 2021 364-Day Credit Agreement and the KDP Revolver.
Gain on sale of equity method investment. Gain on sale of equity method investment reflects the portion of the settlement payment from BodyArmor that was allocated to the satisfaction of the holdback amount owed to us in the prior year.
Other (Income) Expense, net. Other (income) expense, net reflected a favorable change of $75 million from the prior year, driven by favorability in our investments in unconsolidated affiliates of $38 million, led by Nutrabolt’s preferred dividends, and mark-to-market on our Vita Coco investment of $13 million.
Effective Tax Rate. The effective tax rate increased 440 bps to 20.9% for the year ended December 31, 2023, compared to 16.5% in the prior year, primarily driven by the revaluation of state deferred tax liabilities due to legislative changes in the prior year.
Net Income Attributable to KDP. Net income attributable to KDP increased $745 million, or 51.9%, to $2,181 million for the year ended December 31, 2023 as compared to $1,436 million in the prior year.
Diluted EPS. Diluted EPS increased 53.5% to $1.55 per diluted share as compared to $1.01 in the prior year, primarily driven by increased net income attributable to KDP.

Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2023 and 2022, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended December 31,
(in millions)	2023	2022
Segment Results — Net sales
U.S. Refreshment Beverages	$8,821	$8,083
U.S. Coffee	4,071	4,302
International	1,922	1,672
Net sales	$14,814	$14,057

	For the Year Ended December 31,
(in millions)	2023	2022
Segment Results — Income from Operations
U.S. Refreshment Beverages	$2,483	$1,961
U.S. Coffee	1,158	1,215
International	475	373
Unallocated corporate costs	(924)	(944)
Income from operations	$3,192	$2,605
U.S. Refreshment Beverages
The following table provides selected information for our U.S. Refreshment Beverages segment for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2023	2022	Change	Change
Net sales	$8,821	$8,083	$738	9.1%
Income from operations	2,483	1,961	522	26.6%
Operating margin	28.1%	24.3%		380 bps
Sales Volume. Sales volumes for the year ended December 31, 2023 decreased approximately 1.0% compared to the prior year period, as growth in Dr Pepper, as well as C4 Energy as a result of our sales and distribution partnership with Nutrabolt, was more than offset by softness in the rest of our portfolio, driven by category declines.
Net Sales. Net sales increased 9.1% to $8,821 million in the year ended December 31, 2023, compared to $8,083 million in the prior year period, driven by favorable net price realization of 9.6%, which was partially offset by unfavorable volume/mix impacts of 0.5%.
Income from Operations. Income from operations increased $522 million, or 26.6%, to $2,483 million for the year ended December 31, 2023 compared to $1,961 million for the prior year period. Net sales growth provided a 35 percentage point impact to gross profit, which was partially offset by net inflation in ingredients and materials (7 percentage points), and increased marketing investments (5 percentage points). Other drivers included the favorable year-over-year comparison for non-cash impairment charges on intangible assets (24 percentage points), which was partially offset by the unfavorable comparison to the gain on the settlement of litigation with BodyArmor in the prior year (14 percentage points).

U.S. Coffee
The following table provides selected information for our U.S. Coffee segment for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2023	2022	Change	Change
Net sales	$4,071	$4,302	$(231)	(5.4)%
Income from operations	1,158	1,215	(57)	(4.7)%
Operating margin	28.4%	28.2%		20 bps
Sales Volume. K-Cup pod volume decreased 5.1% for the year ended December 31, 2023 compared to the prior year period, reflecting softer at-home coffee category trends. Appliance volume decreased 10.3% in the year ended December 31, 2023, driven by category softness in small appliances and retailer inventory shifts. Changes in both K-Cup pod and appliance volumes were slightly impacted by the inclusion of the 53rd week in the prior year period.
Net Sales. Net sales decreased 5.4% to $4,071 million for the year ended December 31, 2023 compared to $4,302 million in the prior year period, driven by volume/mix declines of 7.9% which were partially offset by favorable net price realization of 2.5%.
Income from Operations. Income from operations decreased $57 million, or 4.7%, to $1,158 million for the year ended December 31, 2023, compared to $1,215 million in the prior year period, as a result of the impact to gross profit of the decrease in net sales (5 percentage points), unfavorable year-over-year comparisons for asset sale-leasebacks and a business interruption recovery (4 percentage points), and net inflation in ingredients and materials (1 percentage point), partially offset by decreases in other manufacturing costs (2 percentage points) and other operating costs. Operating margin improved 20 bps versus the year ago period to 28.4%.
International
The following table provides selected information for our International segment for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2023	2022	Change	Change
Net sales	$1,922	$1,672	$250	15.0%
Income from operations	475	373	102	27.3%
Operating margin	24.7%	22.3%		240 bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	4.1%
K-Cup pods	5.5
Appliances	(1.0)
Net Sales. Net sales increased 15.0% to $1,922 million in the year ended December 31, 2023, compared to $1,672 million in the prior year period, reflecting higher net price realization of 5.5%, volume/mix growth of 5.0%, and favorable FX translation effects of 4.5%.
Income from Operations. Income from operations increased $102 million, or 27.3%, to $475 million for the year ended December 31, 2023 compared to $373 million in the prior year period. This performance reflected the impact to gross profit of higher net price realization and volume/mix growth (34 percentage points) and favorable FX impacts (8 percentage points), partially offset by net inflation in ingredients and materials (13 percentage points). Operating margin increased 240 bps versus the year ago period to 24.7%.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021:
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2022	2021	Change	Change
Net sales	$14,057	$12,683	$1,374	10.8%
Cost of sales	6,734	5,706	1,028	18.0
Gross profit	7,323	6,977	346	5.0
Selling, general and administrative expenses	4,645	4,153	492	11.8
Impairment of intangible assets	477	—	477	NM
Gain on litigation settlement	(299)	—	(299)	NM
Other operating income, net	(105)	(70)	(35)	NM
Income from operations	2,605	2,894	(289)	(10.0)
Interest expense, net	693	500	193	38.6
Loss on early extinguishment of debt	217	105	112	NM
Gain on sale of equity method investment	(50)	(524)	474	NM
Impairment of investments and note receivable	12	17	(5)	NM
Other (income) expense, net	14	(2)	16	NM
Income before provision for income taxes	1,719	2,798	(1,079)	(38.6)
Provision for income taxes	284	653	(369)	(56.5)
Net income including non-controlling interest	1,435	2,145	(710)	(33.1)
Less: Net loss attributable to non-controlling interest	(1)	(1)	—	NM
Net income attributable to KDP	$1,436	$2,146	$(710)	(33.1)%

Earnings per common share:
Basic	$1.01	$1.52	$(0.51)	(33.6)%
Diluted	1.01	1.50	(0.49)	(32.7)%

Gross margin	52.1%	55.0%		(290) bps
Operating margin	18.5%	22.8%		(430) bps
Effective tax rate	16.5%	23.3%		(680) bps
Sales Volume. The following table sets forth changes in sales volume for the year ended December 31, 2022 compared to the prior year:

LRB	1.4%
K-Cup pods	1.4%
Appliances	(5.2)%

Net Sales. Net sales increased $1,374 million, or 10.8%, to $14,057 million for the year ended December 31, 2022 compared to $12,683 million in the year ended December 31, 2021. This performance reflected favorable net price realization across all segments totaling 10.6% and volume/mix growth of 0.5%, slightly offset by unfavorable FX translation of 0.3%.
Gross Profit. Gross profit increased $346 million, or 5.0%, to $7,323 million for the year ended December 31, 2022 compared to $6,977 million in the year ended December 31, 2021. This performance primarily reflected the impact of strong growth in net sales (18 percentage points), partially offset by net inflation in ingredients and materials (9 percentage points), increases in other manufacturing costs (2 percentage points), and an unfavorable change in unrealized commodity mark-to-market impacts (2 percentage points). Gross margin decreased 290 bps versus the year ago period to 52.1%.
Selling, General and Administrative Expenses. SG&A expenses increased $492 million, or 11.8%, to $4,645 million for the year ended December 31, 2022 compared to $4,153 million in the year ended December 31, 2021. The increase reflected the impact of higher transportation and warehousing costs (7 percentage points), driven by both inflation and volume/mix impacts, an unfavorable comparison of unrealized mark-to-market losses on commodity contracts (1 percentage points), and increased other operating costs.
Impairment of Intangible Assets. Impairment of intangible assets reflected non-cash impairment charges of $477 million, primarily driven by Bai and Schweppes. Refer to Note 3 of the Notes to our Consolidated Financial Statements for further information.
Gain on Litigation Settlement. Gain on litigation settlement of $299 million reflects the portion of the settlement payment from BodyArmor which was allocated to the gain on the full settlement of the existing claims against BodyArmor in 2022.
Other Operating Income, Net. Other operating income, net increased $35 million to $105 million for the year ended December 31, 2022, compared to $70 million in the year ended December 31, 2021, primarily driven by the impact of non-operational activity, led by a business interruption insurance recovery and a favorable comparison of year-over-year sale-leaseback activity.
Income from Operations. Income from operations decreased $289 million, or 10.0%, to $2,605 million for the year ended December 31, 2022 compared to $2,894 million in the year ended December 31, 2021, primarily driven by the non-cash impairment charges of $477 million, which were partially offset by the non-recurring gain on the litigation settlement of $299 million. The decrease in income from operations also reflected the impact of increased SG&A expenses, which were partially offset by benefit of increased gross profit. Operating margin decreased 430 bps versus the year ago period to 18.5%.
Interest Expense, Net. Interest expense, net increased $193 million, or 38.6%, to $693 million for the year ended December 31, 2022 compared to $500 million for the year ended December 31, 2021, primarily driven by the impact of unfavorable comparison of unrealized mark-to-market losses on interest rate contracts (51 percentage points), which was partially offset by the impact of reduced interest expense on our senior unsecured notes resulting from our strategic refinancing initiatives (10 percentage points).
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
Gain on Sale of Equity Method Investment. For the years ended December 31, 2022 and 2021, we recorded $50 million and $524 million, respectively, for the sale of our equity method investment in BodyArmor. The amount recorded in 2022 represents the portion of the settlement payment from BodyArmor that was allocated to the satisfaction of the holdback amount owed to us.
Other (income) expense, net. Other (income) expense, net of $14 million reflected an unfavorable change of $16 million from the year ended December 31, 2021, primarily driven by unfavorable FX translation impacts of $8 million and net losses on our investments in equity securities of $5 million.

Effective Tax Rate. The effective tax rate decreased 680 bps to 16.5% for the year ended December 31, 2022, compared to 23.3% in the year ended December 31, 2021, primarily driven by the revaluation of state deferred tax liabilities (450 percentage points) and the favorable mix of our incremental income in low tax jurisdictions in the year (360 percentage points). Refer to Note 13 of the Notes to our Consolidated Financial Statements for further information.
Net Income Attributable to KDP. Net income attributable to KDP decreased $710 million, or 33.1%, to $1,436 million for the year ended December 31, 2022 as compared to $2,146 million in the year ended December 31, 2021.
Diluted EPS. Diluted EPS decreased 32.7% to $1.01 per diluted share as compared to $1.50 in the year ended December 31, 2021, driven by the decrease in net income attributable to KDP.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the years ended December 31, 2022 and 2021, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended December 31,
(in millions)	2022	2021
Segment Results — Net sales
U.S. Refreshment Beverages	$8,083	$7,120
U.S. Coffee	4,302	4,089
International	1,672	1,474
Net sales	$14,057	$12,683

	For the Year Ended December 31,
(in millions)	2022	2021
Segment Results — Income from Operations
U.S. Refreshment Beverages	$1,961	$1,961
U.S. Coffee	1,215	1,306
International	373	382
Unallocated corporate costs	(944)	(755)
Income from operations	$2,605	$2,894

U.S. Refreshment Beverages
The following table provides selected information for our U.S. Refreshment Beverages segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$8,083	$7,120	$963	13.5%
Income from operations	1,961	1,961	—	—%
Operating margin	24.3%	27.5%		(320) bps
Sales Volume. Sales volume for the year ended December 31, 2022 increased 1.6% compared to the year ended December 31, 2021. Growth in our branded portfolio, particularly in Dr Pepper, Canada Dry, Mott’s, and Core, was mostly offset by reductions in contract manufacturing and softness in Bai, Schweppes, Crush, Polar, and Hawaiian Punch.
Net Sales. Net sales increased 13.5% to $8,083 million for the year ended December 31, 2022 compared to $7,120 million in the year ended December 31, 2021, driven by favorable net price realization of 12.9% and volume/mix growth of 0.6%.
Income from Operations. Income from operations of $1,961 million for the year ended December 31, 2022 was flat compared to the year ended December 31, 2021, primarily driven by the impact of non-cash impairment charges (24 percentage points), led by Bai and Schweppes, which were partially offset by impact of the non-recurring gain on the settlement of litigation with BodyArmor (14 percentage points). Other recurring factors included the impact to gross profit of the benefits of net sales growth (45 percentage points), offset by the impact of net inflation in ingredients and materials (12 percentage points), net increases in transportation and warehousing costs (12 percentage points), and increases in other manufacturing costs (7 percentage points) and other operating costs. Operating margin decreased 320 bps versus the year ended December 31, 2021 to 24.3%.
U.S. Coffee
The following table provides selected information for our U.S. Coffee segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$4,302	$4,089	$213	5.2%
Income from operations	1,215	1,306	(91)	(7.0)%
Operating margin	28.2%	31.9%		(370) bps
Sales Volume. Inclusive of the impact of the 53rd week, K-Cup pod volume increased 1.2% for the year ended December 31, 2022, which reflected the segment’s coffee recovery program to increase K-Cup pod manufacturing output and rebuild finished goods inventories to satisfy consumer demand and restore customer service levels. Appliance volume decreased 5.9% in the year ended December 31, 2022, driven by the unfavorable comparison to appliance shipment growth of 10.7% in the year ended December 31, 2021 as appliance household penetration growth rates returned to expected long-term trends.
Net Sales. Net sales increased 5.2% to $4,302 million in the year ended December 31, 2022, compared to $4,089 million in the year ended December 31, 2021, driven by favorable net price realization of 6.4%, partially offset by volume/mix declines of 1.2%.
Income from Operations. Income from operations decreased $91 million, or 7.0%, to $1,215 million for the year ended December 31, 2022, compared to $1,306 million in the year ended December 31, 2021, driven by the impacts to income from operations of net inflation in ingredients and materials (20 percentage points) and increased other operating costs, partially offset by the impact to gross profit of the benefits of net sales growth (16 percentage points). Operating margin declined 370 bps versus the year ended December 31, 2021 to 28.2%.

International
The following table provides selected information for our International segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2022	2021	Change	Change
Net sales	$1,672	$1,474	$198	13.4%
Income from operations	373	382	(9)	(2.4)%
Operating margin	22.3%	25.9%		(360) bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	5.5%
K-Cup pods	3.3%
Appliances	2.4%
Net Sales. Net sales increased 13.4% to $1,672 million in the year ended December 31, 2022, compared to $1,474 million in the year ended December 31, 2021, reflecting higher net price realization of 11.4% and volume/mix growth of 4.1%, slightly offset by unfavorable FX translation effects of 2.1%.
Income from Operations. Income from operations decreased $9 million, or 2.4%, to $373 million for the year ended December 31, 2022 compared to $382 million in the year ended December 31, 2021, reflecting the impacts to income from operations of net inflation in ingredients and materials (26 percentage points), net increases in transportation and warehousing costs (11 percentage points), and increases in other manufacturing costs (9 percentage points). These factors were partially offset by the impact to gross profit of the benefits of net sales growth (43 percentage points). Operating margin decreased 360 bps versus the year ended December 31, 2021 to 22.3%.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We continue to manage all aspects of our business, including monitoring the financial health of our customers, suppliers, and other third-party relationships, implementing cost management strategies through our productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements, where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
The following summarizes our cash activity for the years ended December 31, 2023, 2022, and 2021:
Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our 2022 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. At any time, and from time to time, we may seek additional deleveraging, refinancing or liquidity enhancing transactions, including entering into transactions to repurchase or redeem of outstanding indebtedness, increase the size of our commercial paper program, or otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $1,508 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was primarily driven by the reduction in accounts payable and the unfavorable year-over-year impact of the $349 million gain from BodyArmor in 2022, which were partially offset by a $745 million increase in net income attributable to KDP, reflecting the favorable comparison to non-cash impairment charges and losses on early extinguishment of debt in 2022.

Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle.

	December 31,
	2023	2022
DIO	71	68
DSO	34	39
DPO	113	167
Cash conversion cycle	(8)	(60)
Our cash conversion cycle increased 52 days to approximately (8) days as of December 31, 2023 as compared to (60) days as of December 31, 2022. The change was largely due the decrease in DPO, primarily driven by the reduction of payment terms for certain suppliers.
Accounts Payable Program
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which includes payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. We also enter into agreements with third party administrators to allow participating suppliers to track payment obligations from us, and, if voluntarily elected by the supplier, sell payment obligations from us to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Refer to Note 2 of the Notes to our Consolidated Financial Statements for additional information on our obligations to participating suppliers.
Sources of Liquidity - Financing
Refer to Note 4 of the Notes to our Consolidated Financial Statements for management's discussion of our financing arrangements.
We also have an active shelf registration statement, filed with the SEC on August 19, 2022, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, and warrants from time to time in one or more offerings at the direction of our Board.

Sources of Liquidity - Asset Sale-Leaseback Transactions
We have leveraged our strategic asset investment program to create value from certain assets to enable reinvestment in KDP. These transactions are accounted for as sale-leaseback transactions. We received $7 million, $168 million, and $102 million of net cash proceeds from our strategic asset investment program during the years ended December 31, 2023, 2022, and 2021, respectively, which are included in Proceeds from sales of property, plant and equipment in the Consolidated Statements of Cash Flows.
Debt Ratings
As of December 31, 2023, our credit ratings were as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Stable
S&P	BBB	A-2	Stable
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations. As of December 31, 2023, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Over the past several years, our principal uses of our capital resources were deleveraging, providing direct shareholder return through regular quarterly dividends, and investing in KDP to capture market share and drive growth through innovation and routes to market.
After meeting our post-merger goals at the end of 2021, we’ve established a long-term plan to further reduce our leverage ratio. We also plan to invest in value creation through mergers, acquisitions, or strategic partnerships, including portfolio expansion, distribution scale, geographic expansion, and new capabilities. In addition, we have repurchased shares of our outstanding common stock, as described below.
Regular Quarterly Dividends
We have declared total dividends of $0.830 per share, $0.775 per share, and $0.7125 per share for the years ended December 31, 2023, 2022, and 2021.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. We repurchased and retired $706 million and $379 million of common stock during the years ended December 31, 2023 and 2022. As of December 31, 2023, $2,915 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
We are investing in state-of-the-art manufacturing and warehousing facilities, including expansive investments in next-generation facilities in Spartanburg, South Carolina; and Allentown, Pennsylvania, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $425 million, $353 million, and $423 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, for the years ended December 31, 2023, 2022, and 2021 primarily related to the manufacturing and warehousing facilities discussed above, as well as our Newbridge, Ireland facility in 2022 and 2021. Capital expenditures included in accounts payable and accrued expenses were $276 million, $213 million, and $189 million for the years ended December 31, 2023, 2022, and 2021, respectively, which primarily related to these investments.

Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments in beverage startup companies generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option. Our equity investments included $300 million in exchange for equity interests in Chobani during the year ended December 31, 2023, and $863 million for equity interests in Nutrabolt during the year ended December 31, 2022.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale for our brands. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $56 million, $45 million, and $32 million for the years ended December 31, 2023, 2022, and 2021, respectively.
RESIDUAL VALUE GUARANTEES
We have a number of leasing arrangements and one licensing arrangement with the Veyron SPEs. Each one of these arrangements contain a residual value guarantee. As of December 31, 2023, we have not recorded any liabilities as it is not probable that we will have to make any payments required under the residual value guarantee. Refer to Note 18 of the Notes to our Consolidated Financial Statements for further information.

UNCERTAINTIES AND TRENDS AFFECTING LIQUIDITY AND CAPITAL RESOURCES
Disruptions in financial and credit markets, including those caused by inflation due to global economic uncertainty and the associated rise in interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
Customer and consumer demand for our products may also be impacted by the risk factors discussed under "Risk Factors" in Part 1, Item 1A in this Annual Report on Form 10-K, as well as subsequent filings with the SEC, that could have a material effect on production, delivery and consumption of our products, which could result in a reduction in our sales volume.
We believe that the following events, trends and uncertainties may also impact liquidity:
•Our ability to either repay existing debt maturities through cash flow from operations or refinance through future issuances of senior unsecured notes;
•Our ability to access and/or renew our committed financing arrangements;
•Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $4,000 million;
•Future mergers, acquisitions, or debt or equity investments, which may include brand ownership companies, regional bottling companies, distributors, and/or distribution rights to further extend our geographic coverage;
•Seasonality and other variability in our operating cash flows, which could impact short-term liquidity;
•Our continued payment of regular quarterly dividends;
•Future repurchases of our common stock or special dividends to drive total shareholder return;
•Our continued capital expenditures;
•Fluctuations in our tax obligations; and
•A significant downgrade in our credit ratings could limit i) our ability to issue debt at terms that are favorable to us, or ii) a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program.

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
Impairment Assessment of Goodwill and Other Indefinite Lived Intangible Assets
We conduct tests for impairment of our goodwill and our other indefinite lived intangible assets annually, as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing, we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination, and we also assign indefinite lived intangible assets to our reporting units.
Effective January 1, 2023, we revised our segment structure to more closely reflect how our CODM manages the business, assesses performance and allocates resources. This segment change also resulted in a revision to our reporting units. For the year ended December 31, 2023, our reportable segments were as follows:
•U.S. Refreshment Beverages (reporting units: U.S. Beverage Concentrates, U.S. Warehouse Direct, and Direct Store Delivery)
•U.S. Coffee (reporting unit: U.S. Coffee)
•International (reporting units: Canada Beverage Concentrates, Canada Warehouse Direct, Canada Coffee, and Latin America Beverages)
For both goodwill and other indefinite lived intangible assets, we have the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is "more likely than not" less than its carrying value, also known as a Step 0 analysis. If a quantitative analysis is required, the following would be required:
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
As of October 1, 2023, we performed a quantitative analysis for goodwill and all of our indefinite lived brand assets, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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
The following table provides the range of rates used in the analysis as of October 1, 2023:

Rate	Minimum	Maximum
Discount rates	8.0%	13.5%
Long-term growth rates	—%	4.0%
Royalty rates	1.0%	10.0%
The following table shows the non-cash impairment charges that were recorded for indefinite lived brand assets for the years presented:

	Year Ended December 31,
(in millions)	2023	2022	2021
Non-cash impairment charges for indefinite lived brand assets	$—	$472	$—
Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2023, would not change our conclusion.
For the brand and trade name indefinite-lived intangible assets quantitatively assessed, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of those assets as of October 1, 2023, would impact the amount of headroom over the carrying value of the following assets as follows (in millions):

	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%	$—	$—	$28	$27
Less than 25%	2,274	2,493	4,445	4,903
25 - 50%	2,339	3,018	2,537	3,747
In excess of 50%	14,767	29,002	12,370	23,106

Trade Names
In excess of 50%	2,478	5,930	2,478	5,490
.
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2023, would not change our conclusion.

For the indefinite-lived priority brand assets quantitatively assessed, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of those assets as of October 1, 2023, would impact the amount of headroom over the carrying value of the following assets as follows (in millions):

	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%	$—	$—	$—	$—
Less than 25%	2,246	2,465	3,858	4,265
25 - 50%	2,339	3,018	727	912
In excess of 50%	14,756	28,985	14,756	27,183
.
Sensitivity Analysis - Royalty Rate
For the indefinite-lived trade names quantitatively assessed, holding all other assumptions in the analysis constant, including the discrete period revenue performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the royalty rate used to determine the fair value of those trade names as of October 1, 2023, would impact the amount of headroom over the carrying value of those trade names as follows (in millions):

	Selected Royalty Rate		Royalty Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Trade Names
In excess of 50%	2,478	5,930	2,478	5,580
Refer to Note 3 of the Notes to our Consolidated Financial Statements for additional information about our impairment assessments.
Revenue Recognition
We recognize revenue when performance obligations under the terms of a contract with the customer are satisfied. Accruals for customer incentives, sales returns, and marketing programs are established for the expected payout based on contractual terms, volume-based metrics, and/or historical trends.
Our customer incentives, sales returns, and marketing accrual methodology contains uncertainties because it requires management to make assumptions and to apply judgment regarding our contractual terms in order to estimate our customer participation and volume performance levels which impact the revenue recognition. Our estimates are based primarily on a combination of known or historical transaction experiences. Differences between estimated revenue and actual revenue are normally insignificant and are recognized into earnings in the period differences are determined.
Additionally, judgment is required to ensure the classification of the spend is correctly recorded as either a reduction from gross sales or advertising and marketing expense, which is a component of our SG&A expenses.
A 10% change in the accrual for our customer incentives, sales returns and marketing programs would have affected our income from operations by $53 million for the year ended December 31, 2023.

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
Impairment Assessment of Equity Method Investments Without Readily Determinable Fair Values
Equity method investments are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our carrying value of the investment. We also perform this evaluation every reporting period for each investment for which our carrying value has exceeded the fair value. For investments in non-publicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including the option pricing model when the investment is in a preferred class of security, discounted cash flows, market multiples, and the impact of our contractual terms with the investee, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our carrying value, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded.
Investments in Variable Interest Entities
We have made equity investments in entities that are considered VIEs, including Nutrabolt and Chobani. We would consolidate a VIE for which we are determined to be the primary beneficiary.
To determine if we are the primary beneficiary of a VIE, we assess specific criteria and use judgment when determining if we have the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between us and the VIE’s other partner(s). We have determined that we are not the primary beneficiary of any VIEs. Refer to Note 18 of the Notes to our Consolidated Financial Statements for additional information on our investments in VIEs.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., nor any of the subsidiaries held by Maple Parent Holdings Corp. prior to the DPS Merger, nor any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes and the discharge of our obligations under the applicable indenture.
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2023
Net sales	$9,147
Gross profit	4,796
Income from operations	1,284
Net income attributable to KDP	2,181

	December 31,
(in millions)	2023	2022
Current assets	$1,957	$1,712
Non-current assets	48,029	45,721
Total assets(1)	$49,986	$47,433

Current liabilities	$6,749	$4,797
Non-current liabilities	16,689	17,463
Total liabilities(2)	$23,438	$22,260
(1)Includes $56 million and $3 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes $1,399 million and $1,186 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2023 and December 31, 2022, respectively.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices. We regularly enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculative purposes. Refer to Note 5 of the Notes to our Consolidated Financial Statements for further information about our derivative instruments.
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar, the Mexican peso, and the Euro against the U.S. dollar. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in earnings as incurred.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2023, we had derivative contracts outstanding with notional values of $1,135 million maturing at various dates through December 2024. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized loss of $13 million as of December 31, 2023, and the impact of a 10% weakening in the U.S. dollar is estimated to decrease the fair value by approximately $49 million. The fair value of foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized loss of $3 million as of December 31, 2023, and the impact of a 10% weakening in the U.S. dollar is estimated to decrease the fair value by approximately $40 million. Any increase or decrease in the value of the foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2023, the carrying value of our fixed-rate debt, excluding lease obligations, was $11,095 million, and our variable-rate debt was $2,096 million, comprised entirely of commercial paper. From time to time, we also enter into interest rate contracts that effectively result in variable-rate interest payments or receipts. These derivative instruments are generally based on SOFR and a credit spread. As of December 31, 2023, certain of our outstanding forward starting swaps, with a total notional value of $1,200 million, are expected to begin such payments or receipts in the first quarter of 2024.
We estimate that the potential impact to our interest rate expense associated with variable rate interest payments resulting from a hypothetical interest rate change of 1%, based on amounts outstanding as of December 31, 2023, would be an increase or decrease of approximately $33 million. Our estimate of the annual impact to interest expense reflects our assumption that SOFR will not fall below 0%.
COMMODITY RISK
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of coffee beans, PET, aluminum, diesel fuel, corn (for high fructose corn syrup), apple juice concentrate, sucrose, and natural gas (for use in processing and packaging).
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2023, we had derivative contracts outstanding with a notional value of $500 million maturing at various dates through December 2025. The fair market value of these contracts as of December 31, 2023 was a net liability of $52 million. As of December 31, 2023, a 10% change (up or down) in commodity prices is estimated to increase or decrease the fair value of these derivative instruments by approximately $45 million. Any increase or decrease in the value of the commodities derivatives instruments would have an approximately offsetting change in the underlying hedged risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As discussed in Notes 2 and 3, the Company has indefinite-lived brand intangible assets (“brand assets”). The Company’s evaluation of the brand assets for impairment is performed annually as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable and involves the comparison of the fair value of each brand asset to its carrying value. Management estimates the fair value of the brand assets using a multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of these assets requires management to make significant estimates and assumptions related to revenue growth projections, operating margins, and discount rates. Each of these assumptions may be sensitive to future market or industry conditions, as well as company-specific conditions. Changes in these assumptions could have a significant impact on the fair value of certain indefinite-lived brand intangible assets (“certain brand assets”) affecting the headroom percentage, the amount of any impairment, or both. Given the significant judgments made by management to estimate the fair value of certain brand assets, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures consisted of risk assessment and testing management’s impairment analyses including the underlying business and valuation assumptions for certain brand assets. Those procedures included, but were not limited to, the following:
•We tested the effectiveness of controls over the Company’s indefinite-lived brand intangible asset impairment review process.
•We evaluated the reasonableness of management’s ability to forecast revenue growth and margins by considering:
–Historical revenue and margins.
–Underlying analysis of business strategies and growth plans.
–Forecasted information in industry reports.
–Historical peer data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2024
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2024

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$14,814	$14,057	$12,683
Cost of sales	6,734	6,734	5,706
Gross profit	8,080	7,323	6,977
Selling, general, and administrative expenses	4,912	4,645	4,153
Impairment of intangible assets	2	477	—
Gain on litigation settlement	—	(299)	—
Other operating income, net	(26)	(105)	(70)
Income from operations	3,192	2,605	2,894
Interest expense, net	496	693	500
Loss on early extinguishment of debt	—	217	105
Gain on sale of equity method investment	—	(50)	(524)
Impairment of investments and note receivable	—	12	17
Other (income) expense, net	(61)	14	(2)
Income before provision for income taxes	2,757	1,719	2,798
Provision for income taxes	576	284	653
Net income including non-controlling interest	2,181	1,435	2,145
Less: Net loss attributable to non-controlling interest	—	(1)	(1)
Net income attributable to KDP	$2,181	$1,436	$2,146

Earnings per common share:
Basic	$1.56	$1.01	$1.52
Diluted	1.55	1.01	1.50
Weighted average common shares outstanding:
Basic	1,399.3	1,416.8	1,415.7
Diluted	1,408.4	1,428.5	1,427.9

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income including non-controlling interest	$2,181	$1,435	$2,145
Other comprehensive income
Foreign currency translation adjustments	288	(167)	(14)
Net change in pension and post-retirement liability, net of tax of $2, $3, and $0, respectively	(4)	(6)	—
Net change in cash flow hedges, net of tax of $29, $(87), and $30, respectively	(98)	328	(89)
Total other comprehensive income (loss)	186	155	(103)
Comprehensive income	2,367	1,590	2,042
Less: Comprehensive income attributable to non-controlling interest	—	—	—
Comprehensive income attributable to KDP	$2,367	$1,590	$2,042

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$267	$535
Trade accounts receivable, net	1,368	1,484
Inventories	1,142	1,314
Prepaid expenses and other current assets	598	471
Total current assets	3,375	3,804
Property, plant, and equipment, net	2,699	2,491
Investments in unconsolidated affiliates	1,387	1,000
Goodwill	20,202	20,072
Other intangible assets, net	23,287	23,183
Other non-current assets	1,149	1,252
Deferred tax assets	31	35
Total assets	$52,130	$51,837
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,597	$5,206
Accrued expenses	1,242	1,153
Structured payables	117	137
Short-term borrowings and current portion of long-term obligations	3,246	895
Other current liabilities	714	685
Total current liabilities	8,916	8,076
Long-term obligations	9,945	11,072
Deferred tax liabilities	5,760	5,739
Other non-current liabilities	1,833	1,825
Total liabilities	26,454	26,712
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,390,446,043 and 1,408,394,293 shares issued and outstanding as of December 31, 2023 and 2022, respectively	14	14
Additional paid-in capital	20,788	21,444
Retained earnings	4,559	3,539
Accumulated other comprehensive income	315	129
Total stockholders' equity	25,676	25,126
Non-controlling interest	—	(1)
Total equity	25,676	25,125
Total liabilities and equity	$52,130	$51,837

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income attributable to KDP	$2,181	$1,436	$2,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	402	399	410
Amortization of intangibles	137	138	134
Other amortization expense	181	172	164
Provision for sales returns	61	61	63
Deferred income taxes	(4)	(289)	31
Employee stock-based compensation expense	116	52	88
Loss on early extinguishment of debt	—	217	105
Gain on sale of equity method investment	—	(50)	(524)
Gain on disposal of property, plant, and equipment	(1)	(80)	(75)
Unrealized (gain) loss on foreign currency	(13)	26	9
Unrealized loss (gain) on derivatives	31	383	(70)
Settlements of interest rate contracts	54	125	—
Equity in (earnings) loss of unconsolidated affiliates	(33)	5	5
Earned equity	(44)	—	—
Impairment of intangible assets	2	477	—
Impairment of investments and note receivable of unconsolidated affiliate	—	12	17
Other, net	6	28	20
Changes in assets and liabilities:
Trade accounts receivable	70	(398)	(152)
Inventories	182	(426)	(133)
Income taxes receivable and payables, net	(199)	(105)	114
Other current and non current assets	(192)	(456)	(243)
Accounts payable and accrued expenses	(1,618)	903	762
Other current and non current liabilities	10	207	3
Net change in operating assets and liabilities	(1,747)	(275)	351
Net cash provided by operating activities	1,329	2,837	2,874
Investing activities:
Proceeds from sale of investment in unconsolidated affiliates	—	50	578
Purchases of property, plant, and equipment	(425)	(353)	(423)
Proceeds from sales of property, plant, and equipment	9	168	122
Purchases of intangibles	(56)	(26)	(32)
Issuance of related party note receivable	—	(18)	(19)
Investments in unconsolidated affiliates	(316)	(962)	—
Other, net	4	6	(16)
Net cash (used in) provided by investing activities	$(784)	$(1,135)	$210

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in millions)	2023	2022	2021
Financing activities:
Proceeds from issuance of Notes	$—	$3,000	$2,150
Repayment of Notes	(500)	(3,365)	(3,595)
Proceeds from issuance of commercial paper	36,940	1,198	5,406
Repayments of commercial paper	(35,243)	(948)	(5,257)
Repayments of term loan	—	—	(425)
Repurchases of common stock	(706)	(379)	—
Proceeds from issuance of common stock	—	—	140
Proceeds from structured payables	130	155	156
Payments on structured payables	(148)	(158)	(167)
Cash dividends paid	(1,142)	(1,080)	(955)
Tax withholdings related to net share settlements	(62)	(15)	(125)
Payments on finance leases	(95)	(90)	(54)
Other, net	(6)	(46)	(36)
Net cash used in financing activities	(832)	(1,728)	(2,762)
Net change from:
Operating, investing and financing activities	(287)	(26)	322
Effect of exchange rate changes	19	(7)	(9)
Beginning of period	535	568	255
End of period	$267	$535	$568

Non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$276	$213	$189
Transaction costs included in accounts payable and accrued expenses	6	8	—
Earned equity	44	—	—
Conversion of note receivable to equity method investment	—	6	15
Non-cash purchases of intangibles	—	19	—

Non-cash financing activities:
Dividends declared but not yet paid	299	281	265

Supplemental cash flow disclosures:
Cash paid for interest	443	363	477
Cash paid for income taxes	507	686	506

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2020	1,407.3	$14	$21,677	$2,061	$77	$23,829	$1	$23,830
Net income	—	—	—	2,146	—	2,146	(1)	2,145
Other comprehensive loss	—	—	—	—	(103)	(103)	—	(103)
Issuance of common stock	4.3	—	140	—	—	140	—	140
Dividends declared, $0.7125 per share	—	—	—	(1,008)	—	(1,008)	—	(1,008)
Shares issued under employee stock-based compensation plans and other	6.5	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(125)	—	—	(125)	—	(125)
Stock-based compensation	—	—	93	—	—	93	—	93
Balance as of December 31, 2021	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	1,436	—	1,436	(1)	1,435
Other comprehensive loss	—	—	—	—	155	155	—	155
Dividends declared, $0.775 per share	—	—	—	(1,096)	—	(1,096)	—	(1,096)
Repurchases of common stock	(10.6)	—	(379)	—	—	(379)	—	(379)
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(15)	—	—	(15)		(15)
Stock-based compensation	—	—	53	—	—	53	—	53
Balance as of December 31, 2022	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	2,181	—	2,181	—	2,181
Other comprehensive income	—	—	—	—	186	186	—	186
Dividends declared, $0.83 per share	—	—	—	(1,160)	—	(1,160)	—	(1,160)
Repurchases of common stock, inclusive of excise tax obligation	(21.7)	—	(711)	—	—	(711)	—	(711)
Shares issued under employee stock-based compensation plans and other	3.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(62)	—	—	(62)	—	(62)
Stock-based compensation	—	—	117	—	—	117	—	117
Non-controlling interest surrender of shares	—	—	—	(1)	—	(1)	1	—
Balance as of December 31, 2023	1,390.4	$14	$20,788	$4,559	$315	$25,676	$—	$25,676
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
ORGANIZATION AND NATURE OF OPERATIONS
Keurig Dr Pepper Inc. is a leading coffee and beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems.
References in this Annual Report on Form 10-K to "KDP" or "the Company" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the consolidated financial statements. Definitions of terms used in this Annual Report on Form 10-K are included within the Master Glossary.
This Annual Report on Form 10-K refers to some of KDP's owned or licensed trademarks, trade names, and service marks, which are referred to as the Company's brands. All of the product names included herein are either KDP registered trademarks or those of the Company's licensors.
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
FISCAL YEAR END
KDP's fiscal year end is December 31, and its interim fiscal quarters are March 31, June 30, and September 30. KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 52 weeks for the years ended December 31, 2023 and 2021 and 53 weeks for the year ended December 31, 2022. KDP does not adjust for the difference in fiscal year, as the difference is within the range permitted by the Exchange Act.
PRINCIPLES OF CONSOLIDATION
KDP consolidates all wholly owned subsidiaries.
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests, if any, are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
REPORTABLE SEGMENTS
As of January 1, 2023, the Company revised its segment structure to align with changes in how the Company’s CODM manages the business, assesses performance and allocates resources. This change had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. Refer to Note 7 for additional information on the Company’s reportable segments and Note 8 for the Company’s disaggregated revenue portfolio for each reportable segment. The change in segment structure also resulted in a change to the Company’s reporting units. Refer to Note 3 for additional information on the Company’s reporting units.
2. Significant Accounting Policies
USE OF ESTIMATES
The process of preparing the Company's consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
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
The fair value of Notes and marketable securities as of December 31, 2023 and 2022 are based on quoted market prices for publicly traded securities.
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
As of December 31, 2023 and 2022, the Company did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3).
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2023, 2022, and 2021.

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
The Company is exposed to potential credit risks associated with its accounts receivable, as it generally does not require collateral on its accounts receivable. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Activity in the allowance for expected credit loss accounts was as follows:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Balance, beginning of the period	$9	$7	$21
Charges to (reversals of) bad debt expense	3	3	(13)
Write-offs and adjustments	(2)	(1)	(1)
Balance, end of the period	$10	$9	$7

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising the Company's customer base. Walmart is a major customer as described in Note 7. As of December 31, 2023 and 2022, Walmart accounted for approximately $204 million and $303 million of trade receivables, respectively, which exceeded 10% of the Company's total trade accounts receivable.
Inventories
Inventories consist of raw materials, work in process, and finished goods. Raw materials include various commodity costs for the Company's ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by the Company include raw materials, direct labor, and indirect production and overhead costs. Finished goods also include the purchases of brewing systems and certain beverages from third-party manufacturers. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost method which approximates first-in, first-out. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of sales and directly reduces the carrying value of the inventory.
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
Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant, and equipment. When property, plant, and equipment is sold, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in Other operating income, net in the Consolidated Statements of Income.
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
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, the Company compares the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value, and any impairment loss is recorded in Other operating income, net, in the Consolidated Statements of Income. For the years ended December 31, 2023, 2022, and 2021, the Company recorded no impairment loss related to these assets.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Leases
The Company leases certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. The Company's lease agreements do not contain any material restrictive covenants. KDP has certain leases of manufacturing and distribution properties and the Frisco headquarters with the Veyron SPEs that contain a residual value guarantee at the end of the term. Refer to Note 18 for additional information about the Company’s residual value guarantees.
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
Sale-and-leaseback transactions occur when the Company sells assets to a third-party and subsequently leases them back. The resulting leases that qualify for sale-and-leaseback accounting are evaluated and accounted for as operating leases. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, the Company will retain the assets sold within Property, plant and equipment, net and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.
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
Investments in Other Equity Securities
The Company consolidates investments in companies in which it holds the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income. On July 31, 2023, the remaining shareholders of Revive surrendered their ownership interests. As a result, the Company holds 100% ownership interest in Revive and has eliminated the Non-controlling interest component within the Company’s Consolidated Statements of Changes in Stockholders’ Equity.
The Company also holds investments in certain entities which are accounted for as equity method investments, equity securities with readily determinable fair value, or equity securities without readily determinable value.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. The Company's equity method investments are reported at cost, which includes third-party transaction costs, and are adjusted each period for dividends paid, if any, as well as the Company’s share of the investee’s net income (loss), unless the investment agreement indicates an alternative allocation of earnings or losses. The Company's share of the net income (loss) resulting from these investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. To the extent the Company earns additional equity in these investments from achieving certain contractual milestones in our distribution activities, the earned equity is recorded as a reduction in Cost of sales and included in the Earned equity line on the Consolidated Statements of Cash Flows. Any gains and losses resulting from the sale of these investments are recorded in Gain on sale of equity method investment. The carrying value of the Company's equity method investments is reported in Investments in unconsolidated affiliates in the Company's Consolidated Balance Sheets. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows.
Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value and reported in Other non-current assets in the Company's Consolidated Balance Sheets. As of December 31, 2023 and 2022, all such investments were categorized as Level 1. Unrealized gains and losses on these investments are recorded in Other (income) expense, net in the Consolidated Statements of Income.
Investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for at cost and reported in Other non-current assets in the Company's Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating income, net, in the Consolidated Statements of Income.
The Company's equity method investments in certain privately held entities do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary. The Company recorded impairment charges of $12 million and $17 million for the years ended December 31, 2022 and 2021. No impairment charges were recorded for the year ended December 31, 2023.
Goodwill and Other Intangible Assets
The Company classifies other intangible assets into two categories:
•intangible assets with definite lives subject to amortization, and
•intangible assets with indefinite lives not subject to amortization.
The majority of the Company's intangible asset balance is made up of brands which the Company has determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, management reviews factors such as size, diversification, and market share of each brand. Management expects to acquire, hold, and support brands for an indefinite period through consumer marketing and promotional support. The Company also considers factors such as its ability to continue to protect the legal rights that arise from these intangible assets indefinitely or the absence of any regulatory, economic, or competitive factors that could truncate the life of these intangible assets. If the criteria are not met, the brand is considered to have a finite useful life.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Identifiable intangible assets deemed by the Company to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. Amortization expense is recorded in Selling, general, and administrative expenses in the Consolidated Statements of Income. The estimated useful lives of the Company's intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Brands			5 years
Contractual arrangements	10	to	20 years
Customer relationships	10	to	40 years
Distribution rights	4	to	10 years
Trade names			10 years
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
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. KDP's reporting units are as follows:

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
Capitalized Customer Incentive Programs
The Company provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell the Company's products. These programs and initiatives generally directly benefit the Company over a period of time. Accordingly, costs of these programs and initiatives are recorded in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Refer to Note 16 for additional information. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with the Company's contractual rights under these arrangements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Accounts Payable
KDP has agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and, if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion, and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted. The amount of the outstanding obligations confirmed as valid included in accounts payable as of December 31, 2023 and December 31, 2022 was $2,389 million and $4,113 million, respectively.
Structured Payables
The Company has entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor pays amounts on behalf of the Company and sells the amounts due from the Company to a participating financial institution. The card sponsor then bills the Company the original payment amount, effectively financing the transaction. The agreement permits the Company to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant, and equipment, and employee-related payments
Additionally, the Company has commercial arrangements with suppliers who use third party administrators to sell payment obligations from KDP to financial institutions. The Company evaluates the commercial arrangements with suppliers to determine if they are more representative of debt or accounts payable classification. If the Company determines these commercial arrangements are more representative of a financing transaction, then the Company records those payment obligations as structured payables.
Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. The Company records interest for the period the structured payables obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Pension and Post-retirement Medical Benefits
The Company has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of the Company. As of December 31, 2023, the Company has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age, and years of service.
Employee pension and PRMB plan obligations and the associated expense included in the consolidated financial statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid, and employer contributions. Non-cash settlement charges occur when the total amount of lump sum payments made to participants of various U.S. defined pension plans exceed the estimated annual interest and service costs.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Risk Management Programs
The Company retains selected levels of property, casualty, workers' compensation, health, cyber, and other business risks. Many of these risks are covered under conventional insurance programs with deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends, and are recorded in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
Income Taxes
Income taxes are accounted for using the asset and liability approach, which involves determining the temporary differences between assets and liabilities recognized for financial reporting and the corresponding amounts recognized for tax purposes and computing the tax-related carryforwards at the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The resulting amounts are deferred tax assets or liabilities. The total of taxes currently payable per the tax return, the deferred tax expense or benefit, and the impact of uncertain tax positions represents the income tax expense or benefit for the year for financial reporting purposes.
The Company periodically assesses the likelihood of realizing its deferred tax assets based on the amount that the Company believes is more likely than not to be realized. The Company bases its judgment of the recoverability of its deferred tax assets primarily on historical earnings, its estimate of current and expected future earnings and prudent and feasible tax planning strategies.
The Company establishes income tax liabilities to remove some or all of the income tax benefit of any of the Company's income tax positions at the time the Company determines that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The Company's evaluation of whether or not a tax position is uncertain is based on the following: (1) the Company presumes the tax position will be examined by the relevant taxing authority such as the IRS that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law, and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. The Company adjusts these income tax liabilities when the Company's judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
Derivative Instruments
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and FX rates. KDP manages these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward, future, swap and option contracts, and supplier pricing agreements. KDP does not hold or issue derivative financial instruments for trading or speculative purposes.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Loss Contingencies
Legal Matters
The Company is involved from time to time in various claims, proceedings, and litigation, including those described in Note 17. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made, and where applicable, the Company provides disclosure of such legal matters in Note 17.
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
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include LRBs, K-Cup pods, appliances, and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. These incentives and discounts, which are recorded as a reduction of revenue, include cash discounts, price allowances, volume-based rebates, product placement fees, and other financial support for items such as trade promotions, displays, new products, consumer incentives, and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics, and/or historical trends, and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
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
Selling, General and Administrative Expenses
Transportation and Warehousing Costs
The Company incurred $1,783 million, $1,746 million, and $1,475 million of transportation and warehousing costs during the years ended December 31, 2023, 2022, and 2021, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio, and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $640 million, $537 million, and $540 million for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $66 million, $65 million, and $66 million for the years ended December 31, 2023, 2022, and 2021, respectively. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense within SG&A expenses in the Consolidated Statements of Income related to the fair value of employee stock-based awards ratably over the vesting period and only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed. Prior to January 1, 2022, the Company recorded forfeitures as incurred.
Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock. The fair value of PSUs is estimated at the date of grant using a Monte-Carlo simulation.
Restructuring and Integration Costs
The Company implements restructuring programs from time to time and incurs costs that are designed to improve operating effectiveness and lower costs. When the Company implements these programs, the Company incurs expenses, such as employee separations, lease terminations, and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP. Severance costs are recorded once they are both probable and estimable. Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements.
The Company also incurs expenses that are an integral component of, and directly attributable to, the Company's restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, IT implementation costs, and other incremental costs. The Company has recorded these costs within SG&A expenses on the Consolidated Statements of Income, and these costs are held within unallocated corporate costs.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Earnings per Share
Basic EPS is computed by dividing Net income attributable to KDP by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities determined through the treasury stock method.
Repurchases of Common Stock
Shares repurchased under authorized share repurchase programs are retired, and the excess purchase price over the par value is recorded to additional paid-in capital.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on net share repurchases that occur after December 31, 2022. The tax associated with shares repurchased is recorded to additional paid-in capital. As of December 31, 2023, $5 million was included in additional paid-in capital related to the excise tax associated with shares repurchased during the year ended December 31, 2023. Cash paid related to the excise tax on net share repurchases will be included in the Repurchases of common stock line in the Consolidated Statements of Cash Flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The objective of ASU 2023-07 is to require entities to provide enhanced disclosures on significant segment expenses. ASU 2023-07 is effective for public companies in annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-07 will have on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 but expects the impact of the disclosures to be immaterial to KDP’s consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2023, the Company adopted ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The objective of ASU 2022-04 is to require entities to disclose information about the use of supplier finance programs in connection with the purchase of goods and services. While the adoption of ASU 2022-04 did not have a material impact on the Company’s consolidated financial statements, it did impact the nature of the disclosures. The disclosure previously included in the Company’s Form 10-K for the year ended December 31, 2022 was specific to the amount of KDP’s outstanding payment obligations that were voluntarily elected by the supplier and sold to financial institutions as informed by the third party administrators. ASU 2022-04 instead requires disclosure of the amount of KDP’s outstanding obligations loaded into the supplier finance programs by the Company at each reporting period regardless of whether the outstanding obligation has been elected by the supplier to be sold to financial institutions. Refer to Note 2 for additional information on the Company’s obligations to participating suppliers.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2021	$8,714	$8,622	$2,846	$20,182
Foreign currency translation	—	—	(110)	(110)
Balance as of December 31, 2022	8,714	8,622	2,736	20,072
Foreign currency translation	—	—	130	130
Balance as of December 31, 2023	$8,714	$8,622	$2,866	$20,202
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	December 31, 2023	December 31, 2022
Brands(1)	$19,476	$19,291
Trade names	2,478	2,480
Contractual arrangements(2)	—	122
Distribution rights(3)	155	100
Total	$22,109	$21,993
(1)The increase in brands with indefinite lives was driven by $185 million of FX translation during the year ended December 31, 2023.
(2)As a result of the Company’s continued expansion and acquisition of distribution rights, the Company reclassified its contractual arrangements assets, which primarily represent relationships with bottlers and distributors that were fair valued at the DPS Merger, to definite-lived as of October 1, 2023.
(3)The Company acquired certain distribution rights during the year ended December 31, 2023, resulting in an increase of approximately $55 million, primarily attributable to Nutrabolt.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	December 31, 2023			December 31, 2022
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(548)	$598	$1,146	$(475)	$671
Customer relationships	638	(236)	402	638	(204)	434
Contractual arrangements(1)	146	(13)	133	24	(10)	14
Trade names	126	(114)	12	127	(101)	26
Brands	51	(25)	26	51	(19)	32
Distribution rights	29	(22)	7	29	(16)	13
Total	$2,136	$(958)	$1,178	$2,015	$(825)	$1,190
(1)The increase in contractual arrangements is due to the reclassification of the Company’s indefinite-lived contractual arrangements to definite-lived.
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Amortization expense for intangible assets with definite lives	$137	$138	$134

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2024	2025	2026	2027	2028
Expected amortization expense for intangible assets with definite lives	$133	$121	$117	$101	$93
IMPAIRMENT ANALYSIS
The following table summarizes Impairment of intangible assets during the periods:

	Year Ended December 31,
(in millions)	2023	2022	2021
Quarterly triggering event analysis	$—	$311	$—
Annual analysis	—	161	—
Other	2	5	—
Total impairment of intangible assets	$2	$477	$—
Quarterly Triggering Event Analysis
KDP performs quarterly analyses to evaluate whether any triggering events have occurred which may indicate that the carrying amount of an asset may not be recoverable. With the exception of the third quarter of 2022, as described below, management has not identified any indications that a material carrying amount of any goodwill or any intangible asset may not be recoverable.
In the third quarter of 2022, management identified specific performance and margin challenges for Bai and performed a Step 1 quantitative discounted cash flow analysis using the income approach. As a result of this analysis, KDP recorded an impairment charge of $311 million in the U.S. Refreshment Beverages segment.
Annual Analysis
For both goodwill and other indefinite lived intangible assets, KDP has the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is "more likely than not" less than its carrying value, also known as a Step 0 analysis.
For the year ended December 31, 2023, KDP performed a quantitative analysis on all goodwill and indefinite-lived intangible assets, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value. No impairments were recorded as a result of these quantitative analyses performed.
For the years ended December 31, 2022 and 2021, KDP performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names, contractual arrangements, and distribution rights, and did not identify any indicators of impairment. For goodwill and the primary indefinite-lived brands, KDP performed a quantitative analysis, using the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of the Company's assets, as well as an overall consideration of market capitalization and enterprise value. As a result of these quantitative analyses performed, impairment charges of $161 million were recorded specific to certain brands during the year ended December 31, 2022. The primary factors that led to the brand impairment determination as of October 1, 2022, driven primarily by Schweppes, was the change in the macroeconomic environment leading to increases in discount rates, as shown in the table below, as well as supply chain disruptions within third-party distribution networks.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table provides the range of rates used in the analysis as of October 1, 2023, 2022, and 2021:

	2023		2022		2021
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	8.0%	13.5%	7.3%	10.3%	6.5%	10.0%
Long-term growth rates	—%	4.0%	—%	3.8%	—%	3.8%
Royalty rates(1)	1.0%	10.0%	N/A	N/A	N/A	N/A
(1)Royalty rates were not used for the impairment analysis for the years ended December 31, 2022 or 2021, as KDP performed a Step 0 qualitative analysis for the trade names and certain non-priority brands which historically utilized the Relief From Royalty Method.
The results of the impairment analysis of the Company's indefinite lived brands as of October 1, 2023, 2022, and 2021 are as follows:

	2023		2022		2021
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$—	$—	$2,136	$2,136	$—	$—
Less than 25%	2,274	2,493	2,186	2,547	3,311	3,663
26 - 50%	2,339	3,018	—	—	5,335	7,456
In excess of 50%	14,767	29,002	14,848	28,942	11,173	21,982
(1)Carrying value reflects the results of the annual impairment analysis recognized during the year ended December 31, 2022.
The Company’s indefinite lived trade names were tested for impairment as a part of the quantitative analysis performed as of October 1, 2023 and the resulting headroom percentages were in excess of 50% for all assets.
4. Long-term Obligations and Borrowing Arrangements
The following table summarizes the Company's long-term obligations:

	December 31,
(in millions)	2023	2022
Notes	$11,095	$11,568
Less: current portion of long-term obligations	(1,150)	(496)
Long-term obligations	$9,945	$11,072
The following table summarizes the Company's short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2023	2022
Commercial paper notes	$2,096	$399
Current portion of long-term obligations:	1,150	496
Short-term borrowings and current portion of long-term obligations	$3,246	$895

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SENIOR UNSECURED NOTES
The Company's Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2023	2022
2023 Notes	December 15, 2023	3.130%	$—	$500
2024 Notes	March 15, 2024	0.750%	1,150	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			$11,243	$11,743
Adjustment from principal amount to carrying amount(1)			(148)	(175)
Carrying amount			$11,095	$11,568
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
Notes, among other things, contain customary default provisions and limit the Company's ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions, and to enter into certain mergers or transfers of substantially all of the Company's assets. The Notes are fully and unconditionally guaranteed by certain direct and indirect subsidiaries of the Company. As of December 31, 2023, the Company was in compliance with all financial covenant requirements of the Notes.
BORROWING ARRANGEMENTS
Revolving Credit Agreement
On February 23, 2022, KDP entered into the 2022 Revolving Credit Agreement among KDP, as borrower, the lenders from time to time party thereto and JPMorgan Chase, Bank, N.A., as administrative agent. The Company incurred approximately $4 million in deferred financing fees related to the issuance.
The following table summarizes information about the 2022 Revolving Credit Agreement:

(in millions)		December 31, 2023		December 31, 2022
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2022 Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The 2022 Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of December 31, 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Borrowings under the 2022 Revolving Credit Agreement will bear interest at a rate per annum equal to, at KDP's option, an adjusted SOFR rate plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.000% to 0.500%, in each case, depending on the rating of certain index debt of KDP. The 2022 Revolving Credit Agreement contains customary representations and warranties for investment grade financings. The 2022 Revolving Credit Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a minimum interest coverage ratio (as defined therein) of 3.25 to 1.00, and (iv) customary events of default (including a change of control) for financings of this type.
As of December 31, 2023, KDP was in compliance with its minimum interest coverage ratio relating to the 2022 Revolving Credit Agreement.
Commercial Paper Program
KDP has a commercial paper program, under which the Company may issue unsecured commercial paper notes on a private placement basis. Effective November 10, 2023, the maximum aggregate amount available under the facility was increased to $4,000 million. The maturities of the commercial paper notes vary, but commercial paper notes are classified as short-term, as maturities do not exceed one year. The Company issues commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings.
The following table provides information about the Company's weighted average borrowings under its commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2023	2022	2021
Weighted average commercial paper borrowings	$1,267	$40	$943
Weighted average borrowing rates	5.41%	2.36%	0.25%
Letters of Credit Facility
In addition to the portion of the 2022 Revolving Credit Agreement reserved for issuance of letters of credit, the Company has an incremental letters of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $41 million of which was utilized as of December 31, 2023 and $109 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of the Company's commercial paper notes approximate the carrying value and are considered Level 2 within the fair value hierarchy.
The fair values of the Company's Notes are based on current market rates available to the Company and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of the Company's Notes was $10,486 million and $10,495 million as of December 31, 2023 and December 31, 2022, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Derivatives
INTEREST RATES
Economic Hedges
KDP is exposed to interest rate risk related to its borrowing arrangements and obligations. The Company enters into interest rate contracts to provide predictability in the Company's overall cost structure and to manage the balance of fixed-rate and variable-rate debt. KDP primarily enters into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the Consolidated Statements of Income. As of December 31, 2023, economic interest rate derivative instruments have maturities ranging from February 2024 to January 2038.
Cash Flow Hedges
In order to hedge the variability in cash flows from interest rate changes associated with the Company’s planned future issuances of long-term debt, in 2021, the Company entered into forward starting swaps with an aggregate notional value of $2.5 billion and designated them as cash flow hedges.
In April 2022, concurrently with the 2022 Strategic Refinancing, KDP terminated $1.5 billion of notional amount of the forward starting swaps. Upon termination, KDP received $125 million to settle the contracts with the counterparties, which will be amortized to Interest expense, net over the respective terms of the issued Notes.
On September 30, 2022, KDP de-designated $500 million of notional amount of the forward starting swaps. As the forecasted debt transaction is still probable to occur, the fair value of the these instruments as of the de-designation was recorded to AOCI. Changes in fair value of the these instruments from the point of de-designation were recorded as unrealized gains or losses in Interest expense, net in the Consolidated Statements of Income until the instruments were terminated in the third quarter of 2023, at which time the realized gains in excess of the fair value as of the date of de-designation were recorded in Interest expense, net. The fair value of the instruments as of the date of de-designation remains in AOCI as of December 31, 2023.
During the first quarter of 2023, KDP terminated the remaining forward starting swaps which were designated as cash flow hedges. As the forecasted debt transaction associated with the terminated forward starting swaps was no longer considered probable, the realized gains associated with the termination were recorded in Interest expense, net during the first quarter of 2023.
FOREIGN EXCHANGE
KDP is exposed to foreign exchange risk in its international subsidiaries, which may transact in currencies that are different from the functional currencies of those subsidiaries. The balance sheets of each of these businesses are also subject to exposure from movements in exchange rates.
Economic Hedges
KDP holds FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX exchange rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2023, these FX contracts have maturities ranging from January 2024 to October 2024.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash Flow Hedges
KDP designates certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of the Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of December 31, 2023, these FX contracts have maturities ranging from January 2024 to December 2024.
COMMODITIES
Economic Hedges
KDP centrally manages the exposure to volatility in the prices of certain commodities used in its production process and transportation through various derivative contracts. The Company generally holds some combination of future, swap and option contracts that economically hedge certain of its risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until the Company's reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2023, these commodity contracts have maturities ranging from January 2024 to December 2025.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of the Company's outstanding derivative instruments by type:

	December 31,
(in millions)	2023	2022
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,700	$1,000
Forward starting swaps, designated as cash flow hedges	—	500
Receive-fixed, pay-variable interest rate swaps, not designated as hedging instruments	—	1,900
Swaptions, not designated as hedging instruments	3,200	—
FX contracts
Forward contracts, not designated as hedging instruments	710	490
Forward contracts, designated as cash flow hedges	425	511
Commodity contracts, not designated as hedging instruments(1)	500	754
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of the Company's derivative instruments which are not designated as hedging instruments within the Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

		December 31,
(in millions)	Balance Sheet Location	2023	2022
Assets:
FX forward contracts	Prepaid expenses and other current assets	$5	$8
Commodity contracts	Prepaid expenses and other current assets	9	6
Interest rate contracts	Other non-current assets	—	49
FX forward contracts	Other non-current assets	—	1
Commodity contracts	Other non-current assets	3	1

Liabilities:
Interest rate contracts	Other current liabilities	$80	$58
FX forward contracts	Other current liabilities	3	—
Commodity contracts	Other current liabilities	53	51
Interest rate contracts	Other non-current liabilities	186	194
FX forward contracts	Other non-current liabilities	4	—
Commodity contracts	Other non-current liabilities	11	1
Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of the Company's derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

		December 31,
(in millions)	Balance Sheet Location	2023	2022
Assets:
FX contracts	Prepaid expenses and other current assets	$1	$21
FX contracts	Other non-current assets	—	1
Interest rate contracts	Other non-current assets	—	88

Liabilities:
FX contracts	Other current liabilities	$14	$3

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

		For the Year Ended December 31,
(in millions)	Income Statement Location	2023	2022	2021
Interest rate contracts	Interest expense, net	$(26)	$231	$(25)
Interest rate contracts	Loss on early extinguishment of debt	—	31	—
FX forward contracts	Cost of sales	(2)	(7)	4
FX forward contracts	Other (income) expense, net	5	(9)	—
Commodity contracts	Cost of sales	22	12	(148)
Commodity contracts	SG&A expenses	17	(46)	(60)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		For the Year Ended December 31,
(in millions)	Income Statement Location	2023	2022	2021
Interest rate contracts(1)	Interest expense, net	$(74)	$(6)	$—
FX contracts	Cost of sales	—	5	18
(1)Amounts recognized during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
KDP expects to reclassify approximately $8 million of pre-tax net gains related to interest rate contracts and $7 million of pre-tax net losses related to FX contracts from AOCI into net income during the next twelve months.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
6. Leases
The following table presents the components of lease cost:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost	$159	$137	$121
Finance lease cost
Amortization of right-of-use assets	81	76	63
Interest on lease liabilities	25	23	18
Variable lease cost(1)	39	35	31
Short-term lease cost	1	2	—
Sublease income	—	—	(1)
Total lease cost	$305	$273	$232
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about the Company's leases:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149	$125	$113
Operating cash flows from finance leases	25	23	18
Financing cash flows from finance leases	95	90	54
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$112	$320	$293
Finance leases	109	104	408
The following table presents information about the Company's weighted average discount rate and remaining lease term:

	December 31,
	2023	2022
Weighted average discount rate
Operating leases	5.3%	5.0%
Finance leases	3.9%	3.7%
Weighted average remaining lease term
Operating leases	10 years	11 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in millions)	Operating Leases	Finance Leases
2024	$143	$128
2025	149	124
2026	137	162
2027	114	74
2028	90	59
Thereafter	538	311
Total future minimum lease payments	1,171	858
Less: imputed interest	(264)	(132)
Present value of minimum lease payments	$907	$726
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2023, the Company has entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $169 million. These leases will commence between 2024 and 2026, with initial lease terms ranging from 4 to 10 years.
ASSET SALE-LEASEBACK TRANSACTIONS
The Company has entered into a number of asset sale-leaseback transactions with a single sponsor, the Veyron SPEs. The following table presents details of the transactions. Gains on the sale-leasebacks are recorded in Other operating income, net, and the leasebacks are accounted for as operating leases.

(in millions)	Sale Proceeds	Carrying Value	Gain on Sale
2023
March 31, 2023(1)	$7	$1	$6
2022
March 31, 2022(2)	77	39	38
November 30, 2022(3)	26	12	14
December 14, 2022(1)	65	35	30
2021
December 29, 2021(4)	102	32	70
(1)Each sale-leaseback transaction included one distribution property.
(2)The sale-leaseback transaction included one manufacturing property and one distribution property.
(3)The sale-leaseback transaction included one manufacturing property and one multipurpose property.
(4)The sale-leaseback transaction included two manufacturing properties and two distribution properties.
The initial term of each leaseback is 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) the Company's position that the dynamic environment in which it operates precludes the Company's ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on the Company remaining investment grade and no change-in-control as of the end of the lease term. Each leaseback has a RVG. Refer to Note 18 for additional information about RVGs associated with asset sale-leaseback transactions.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Segments
Effective January 1, 2023, the Company revised its segment structure to align with changes in how the Company’s CODM manages the business, assesses performance and allocates resources. The prior period segment disclosures reflect the revised presentation.
As of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021, the Company's operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including the sales of the Company's own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to the Company's K-Cup pods, single serve brewers and accessories, and other coffee products to partners, retailers, and directly to consumers through the Company’s Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of the Company's own brands and third-party brands, to third-party bottlers, distributors, and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to the Company’s single serve brewers, K-Cup pods, and other coffee products.
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
Information about the Company's operations by reportable segment is as follows:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Net sales
U.S. Refreshment Beverages	$8,821	$8,083	$7,120
U.S. Coffee	4,071	4,302	4,089
International	1,922	1,672	1,474
Total net sales	$14,814	$14,057	$12,683

Income from operations
U.S. Refreshment Beverages	$2,483	$1,961	$1,961
U.S. Coffee	1,158	1,215	1,306
International	475	373	382
Unallocated corporate costs	(924)	(944)	(755)
Income from operations	$3,192	$2,605	$2,894

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2023	2022
Identifiable operating assets
U.S. Refreshment Beverages	$28,750	$28,987
U.S. Coffee	13,944	14,220
International	7,155	6,873
Segment total	49,849	50,080
Unallocated corporate assets	894	757
Total identifiable operating assets	50,743	50,837
Investments in unconsolidated affiliates	1,387	1,000
Total assets	$52,130	$51,837
GEOGRAPHIC DATA
The following table presents information about the Company's operations by geographic region:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Net sales
U.S.	$12,961	$12,454	$11,267
International	1,853	1,603	1,416
Net sales	$14,814	$14,057	$12,683

	December 31,
(in millions)	2023	2022
Property, plant and equipment, net
U.S.	$2,247	$2,088
International	452	403
Total property, plant and equipment, net	$2,699	$2,491
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of the Company's total net sales, and is represented in all three of the Company’s reportable segments. The following table provides KDP’s net sales to Walmart:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Net sales
Walmart	$2,476	$2,184	$1,989
Additionally, customers in the Company's U.S. Refreshment Beverages and International segments buy concentrate from the Company, which is used in finished goods sold by the Company's third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with the Company's consolidated net sales as it relates to Walmart.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8. Revenue Recognition
The following table disaggregates the Company's revenue by portfolio:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the Year Ended December 31, 2023
LRB	$8,675	$—	$1,230	$9,905
K-Cup pods	—	3,207	477	3,684
Appliances	—	725	74	799
Other	146	139	141	426
Net sales	$8,821	$4,071	$1,922	$14,814

For the Year Ended December 31, 2022
LRB	$7,951	$—	$987	$8,938
K-Cup pods	—	3,328	444	3,772
Appliances	—	837	86	923
Other	132	137	155	424
Net sales	$8,083	$4,302	$1,672	$14,057

For the Year Ended December 31, 2021
LRB	$6,989	$—	$841	$7,830
K-Cup pods	—	3,122	424	3,546
Appliances	—	834	73	907
Other	131	133	136	400
Net sales	$7,120	$4,089	$1,474	$12,683
LRB represents net sales of owned and partner brands within our portfolio and includes branded concentrates, syrup, and finished beverages, including contract manufacturing of KDP branded products for our bottlers and distributors. K-Cup pods represents net sales from owned brands, partner brands, and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.
9. Earnings Per Share
The following table presents the Company's basic and diluted EPS and shares outstanding:

	For the Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income attributable to KDP	$2,181	$1,436	$2,146

Weighted average common shares outstanding	1,399.3	1,416.8	1,415.7
Dilutive effect of stock-based awards	9.1	11.7	12.2
Weighted average common shares outstanding and common stock equivalents	1,408.4	1,428.5	1,427.9

Basic EPS	$1.56	$1.01	$1.52
Diluted EPS	1.55	1.01	1.50

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.0	—	—

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
10. Employee Benefit Plans
DEFINED BENEFIT PENSION PLANS
Overview
The Company has several non-contributory defined benefit plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. Employee benefit plan obligations and expenses included in the Company's consolidated financial statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid, and employer contributions, among others. The Company also participates in various multi-employer defined benefit plans.
One of the Company's U.S. defined benefit pension plans, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases. The cash balance plans maintain individual record-keeping accounts for each participant, which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%.
Financial Statement Impact
The following table sets forth amounts recognized in the Company's financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2023	2022
Projected Benefit Obligations
Beginning balance	$159	$215
Service cost	3	4
Interest cost	9	7
Actuarial losses (gains), net	11	(53)
Benefits paid	(5)	(4)
Impact of changes in FX rates	2	1
Plan amendments	—	3
Settlements	(10)	(14)
Ending balance	$169	$159

Fair Value of Plan Assets
Beginning balance	$126	$190
Actual return (loss) on plan assets	11	(49)
Employer contributions	12	3
Benefits paid	(5)	(4)
Settlements	(10)	(14)
Ending balance	$134	$126

Net liability recognized	$(35)	$(33)

Non-current assets	$—	$2
Current liability	(2)	(1)
Non-current liability	(33)	(34)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The accumulated benefit obligations for the defined benefit pension plans were $165 million and $156 million as of December 31, 2023 and 2022, respectively. The pension plan assets and the projected benefit obligations of KDP's U.S. pension plans represent approximately 97% of the total plan assets and 89% of the total projected benefit obligation of all plans combined as of December 31, 2023.
The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2023	2022
Aggregate projected benefit obligation	$169	$81
Aggregate accumulated benefit obligation	165	78
Aggregate fair value of plan assets	134	45
The following table summarizes the components of the Company's net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Service cost	$3	$4	$4
Interest cost	9	7	6
Expected return on assets	(8)	(7)	(8)
Settlements	1	(1)	(1)
Total net periodic benefit costs	$5	$3	$1
The Company uses the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated service costs or net actuarial losses for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2024 are expected to be insignificant.
The following table summarizes amounts included in AOCI for the Company’s defined benefit plans:

	As of December 31,
(in millions)	2023	2022
Net actuarial loss	$12	$6
Prior service cost	3	3
Total	$15	$9
Contributions and Expected Benefit Payments
The following table summarizes the contributions made to the Company's defined benefit plans for the years ended December 31, 2023, 2022, and 2021, as well as its projected contributions for the year ended December 31, 2024:

	Projected	For the Year Ended December 31,
(in millions)	2024	2023	2022	2021
Non-discretionary contributions	$8	$12	$3	$—
The following table summarizes the estimated future benefit payments for the Company's defined benefit plans:

(in millions)	2024	2025	2026	2027	2028	2029-2033
Estimated future benefit payments	$11	$11	$11	$11	$12	$64

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Actuarial Assumptions
The Company's pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The discount rate that was utilized for determining the Company’s projected benefit obligations as of December 31, 2023 and 2022, as well as projected 2024 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. AA rated bonds as of December 31, 2023. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
Expected mortality is a key assumption in the measurement for pension benefit obligations. For KDP's U.S. plans, the Company used the Pri-2012 mortality tables for each of the years ended December 31, 2023 and 2022, and the Mortality Improvement Scales MP-2021 and MP-2020, published by the Society of Actuaries’ Retirement Plans Experience Committee, for the years ended December 31, 2023 and 2022, respectively.
The following table summarizes the weighted-average assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2023	2022
Weighted average discount rate	5.10%	5.40%
Rate of increase in compensation levels	3.00%	3.00%
The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average discount rate	5.10%	5.40%	2.55%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return	4.75%	6.00%	4.00%
For the years ended December 31, 2023, 2022, and 2021, the expected long-term rate of return on U.S. pension fund assets held by the Company's pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered. The expected long-term rate of return on the assets in the plans was based on an asset allocation assumption for fixed income and equity as follows:

	For the Year Ended December 31,
	2023	2022	2021
Fixed income securities:
Asset allocation assumption	80.00%	80.00%	80.00%
Expected long-term rate of return	4.75%	6.00%	3.40%

Equity securities:
Asset allocation assumption	20.00%	20.00%	20.00%
Expected long-term rate of return	4.75%	6.00%	6.50%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Investment Policy and Strategy
The Company has established formal investment policies for the assets associated with defined benefit pension plans. The Company's investment policy and strategy are mandated by the Company's Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy and to maximize long-term investment return consistent with a reasonable level of risk. The Company's pension plan investment strategy includes the use of actively-managed securities. Investment performance both by investment manager and asset class is periodically reviewed, as well as overall market conditions with consideration of the long-term investment objectives. None of the plan assets are invested directly in equity or debt instruments issued by the Company. It is possible that insignificant indirect investments exist through its equity holdings. The equity and fixed income investments under the Company's sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. As of December 31, 2023 and 2022, the Company was in compliance with the investment policy for the U.S. defined benefit pension plans, which contains allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.
PRMB PLANS
The Company has several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by the Company for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions and other provisions. The Company's PRMB plans are not significant to the Company's consolidated financial statements as of December 31, 2023 and 2022.
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
The following tables present the major categories of plan assets and the respective fair value hierarchy for the pension and PRMB plan assets:

		Fair Value Measurement as of December 31,
		2023		2022
(in millions)	Fair Value Hierarchy Level	Pension Assets	PRMB Assets	Pension Assets	PRMB Assets
Cash and cash equivalents	Level 1	$1	$—	$3	$—
U.S. equity securities(1)(2)	Level 2	14	1	15	—
International equity securities(1)(2)	Level 2	6	6	5	6
Fixed income securities(3)	Level 2	113	1	103	1
Total		$134	$8	$126	$7
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MULTI-EMPLOYER PLANS
The Company participates in several multi-employer plans, which are trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans, as assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $6 million for the year ended December 31, 2023, and $5 million for each of the years ended December 31, 2022 and 2021.
Individually Significant Multi-Employer Plan
The Company participates in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2023:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	January 25, 2024 through May 6, 2026
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Red
Surcharge imposed	Yes
(1)Central States includes seven collective bargaining agreements. The largest agreement, which is set to expire March 2, 2024, covers approximately 51% of the employees included in Central States. Four of the collective bargaining agreements, including the largest agreement, are set to expire during 2024, covering approximately 78% of the employees included in Central States.
The most recent Pension Protection Act zone status available as of December 31, 2023 is for the plan's year-end as of December 31, 2022. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
The Company's contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2023, 2022, and 2021.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	2024	2025	2026	2027	2028
Future estimated contributions to Central States	$2	$2	$2	$2	$2

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DEFINED CONTRIBUTION PLANS
The Company sponsors various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRS regulations. The Company makes matching contributions and discretionary profit sharing contributions to these plans. The Company incurred contribution expense of $64 million, $61 million, and $73 million to the defined contribution plan for the years ended December 31, 2023, 2022, and 2021, respectively.
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

		As of December 31,
(in millions)	Fair Value Hierarchy	2023	2022
Marketable securities - trading	Level 1	$32	$30
The corresponding liability related to the deferred defined compensation plan is recorded in other non-current liabilities. Gains and losses in connection with these trading securities are recorded in Other (income) expense, net with an offset for the same amount recorded in SG&A expenses. There were $6 million in gains, $8 million in losses, and $5 million in gains associated with these trading securities during the years ended December 31, 2023, 2022, and 2021, respectively.
11. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Total stock-based compensation expense(1)	$116	$52	$88
Income tax benefit recognized in the Consolidated Statements of Income	(19)	(7)	(14)
Stock-based compensation expense, net of tax	$97	$45	$74
(1)Effective January 1, 2022, the Company changed its accounting policy election to record expense only for awards expected to vest. The cumulative effect of this change in accounting policy was recorded effective January 1, 2022, as the impact of forfeitures on stock-based compensation has historically been insignificant to the Company. The Company recorded a one-time $40 million reduction to stock-based compensation expense as a result of the change in forfeiture policy in the year ended December 31, 2022.
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
The Company previously adopted the 2009 Incentive Plan, under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, RSUs, and PSUs. Grants subsequent to the DPS Merger and prior to the adoption of the 2019 Incentive Plan were granted under the 2009 Incentive Plan. The 2019 Incentive Plan was adopted in 2019, expires in 2029, and contains substantially similar provisions to the 2009 Incentive Plan. Together, these incentive plans provide for the issuance of up to an aggregate of 27,425,720 shares of the Company's common stock in stock-based compensation awards.
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted after the DPS Merger through 2019	5-year term with cliff-vesting at the end of the term
RSUs granted in 2020 through 2023	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
However, from time to time, the Company grants RSUs outside of the normal grant cycle which have different terms and vesting conditions. For all RSU grants, the Company recognizes the expense ratably over the vesting period.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity for the year ended December 31, 2023:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	18,038,745	$27.46	1.6	$643
Granted	4,465,069	30.60	—	—
Vested and released	(5,601,163)	24.00	—	189
Forfeited	(1,153,831)	29.70	—	—
Balance as of December 31, 2023	15,748,820	29.42	1.7	525
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2023, 2022, and 2021 was $30.60, $35.76, and $28.83, respectively. The aggregate intrinsic value of the RSUs vested and released for the years ended December 31, 2023, 2022, and 2021 was $189 million, $42 million, and $333 million, respectively.
As of December 31, 2023, there was $185 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.1 years.
PERFORMANCE SHARE UNITS
In 2020, the Compensation Committee of the Board approved a PSU grant. Each PSU is equivalent in value to one share of the Company's common stock. The PSUs will vest three years from the beginning date of a predetermined performance period, to the extent that the Company has achieved the performance criteria during the performance period. The performance criteria includes a specified market condition which compares total shareholder return to that of certain indices. Additionally, the PSUs are required to be held by the grantee for one year after the awards have vested. The maximum payout percentage for all PSUs granted by the Company is 100%.
The PSUs are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the estimated dividend yield. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and certain indices over the most recent time period equal to the performance period.
The table below summarizes PSU activity for the year ended December 31, 2023:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	436,198	$28.80	0.5	$16
Granted	—	—	—	—
Vested and released	—	—	—	—
Forfeited or expired	(107,422)	28.80	—	—
Balance as of December 31, 2023	328,776	28.80	0.0	11
As of December 31, 2023, the remaining unrecognized compensation cost related to unvested PSUs that is expected to be recognized in future periods is immaterial.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
STOCK OPTIONS
The table below summarizes stock option activity for the year ended December 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	175,598	$11.81	2.5	$4
Granted	—	—	—	—
Exercised	(138,146)	11.02	—	3
Outstanding as of December 31, 2023	37,452	14.76	3.2	1
Exercisable as of December 31, 2023	37,452	14.76	3.2	1
12. Investments
The following table summarizes the Company's investments in unconsolidated affiliates:

	December 31,
(in millions)	2023	2022
Nutrabolt(1)	$960	$874
Chobani(2)	307	—
Tractor(3)	44	49
Athletic Brewing(4)	50	51
Beverage startup companies(5)	5	5
Other	21	21
Investments in unconsolidated affiliates	$1,387	$1,000
(1)The Company holds a 33.7% interest on an as-converted basis in Nutrabolt, consisting of 32.2% in Class A preferred shares acquired through the Company’s December 2022 investment, which are treated as in-substance common stock, and 1.5% in Class B common shares earned through the achievement of certain milestones included in the Company’s distribution agreement with Nutrabolt.
(2)The Company holds a 4.6% interest in Chobani.
(3)The Company holds a 19.2% interest in Tractor.
(4)The Company holds a 13.1% interest in Athletic Brewing.
(5)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.
Chobani Investment
In August 2023, the Company invested $300 million in exchange for common shares in La Colombe that represented a 33.3% ownership interest. The Company additionally capitalized $7 million of incremental third-party costs into the investment balance.
In December 2023, La Colombe merged with a wholly-owned subsidiary of Chobani. The Company’s investment in La Colombe was exchanged for common units representing a 4.6% ownership interest in Chobani.
Nutrabolt Investment
The Company’s interest in preferred units earns the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) our share of Nutrabolt’s earnings as if our preferred equity was converted into common units. The Company recorded preferred dividends of $44 million and $3 million during the years ended December 31, 2023 and 2022, respectively, which increased the investment balance for Nutrabolt.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Bedford Investment
In December 2021, the board of directors of Bedford communicated to KDP that it was unable to obtain additional investors, and that Bedford would begin procedures to wind down the company. The Company recorded impairment charges related to its investment and notes receivable in Bedford of $12 million and $17 million during the years ended December 31, 2022 and 2021, respectively, and no impairment charges were recorded during the year ended December 31, 2023. The impairment charges were recorded on the Impairment of investments and note receivable line in the Consolidated Statements of Income.
13. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
U.S.	$1,665	$789	$2,353
International	1,092	930	445
Total	$2,757	$1,719	$2,798
The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$270	$320	$386
State	117	97	136
International	193	156	100
Total current provision	$580	$573	$622

Deferred:
Federal	$31	$(141)	$41
State	2	(147)	(8)
International	(37)	(1)	(2)
Total deferred provision	(4)	(289)	31
Total provision for income taxes	$576	$284	$653

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	3.2%	2.6%	3.8%
Impact of non-U.S. operations	(1.7)%	(2.3)%	0.1%
Tax credits	(3.7)%	(3.9)%	(0.8)%
Valuation allowance for deferred tax assets	—%	—%	(0.1)%
U.S. taxation of foreign earnings	3.0%	3.7%	0.7%
Deferred rate change	(0.3)%	(5.2)%	(0.7)%
Uncertain tax positions	0.1%	0.3%	—%
U.S. federal provision to return	—%	(0.1)%	(0.3)%
Excess tax deductions on stock-based compensation	(0.3)%	(0.1)%	(1.0)%
Other	(0.4)%	0.5%	0.6%
Total provision for income taxes	20.9%	16.5%	23.3%
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Operating lease liability	$230	$226
Net operating losses carryforwards	36	36
Tax credit carryforwards	10	35
Accrued expenses	145	149
Share-based compensation	37	41
Multi-year upfront payments	7	10
Equity method investments	27	48
Derivative instruments	25	—
Other	101	69
Total deferred tax assets	618	614
Valuation allowances	(51)	(47)
Total deferred tax assets, net of valuation allowances	$567	$567
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,720)	$(5,685)
Property, plant and equipment	(334)	(343)
Right of use assets	(226)	(222)
Derivative instruments	—	(9)
Other	(16)	(12)
Total deferred tax liabilities	(6,296)	(6,271)
Net deferred tax liabilities	$(5,729)	$(5,704)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CARRYFORWARDS
As of December 31, 2023 and 2022, the Company had $36 million in tax-effected net operating loss carryforwards. Of the $36 million of net operating loss carryforwards as of December 31, 2023, $33 million will not expire and $3 million will begin to expire in the year 2034.
As of December 31, 2023 and 2022, the Company has $10 million and $35 million of credit carryforwards, respectively. As of December 31, 2023, the $10 million of state tax credit carryforwards will begin to expire in the year 2027.
UNDISTRIBUTED INTERNATIONAL EARNINGS
For the tax year ended December 31, 2023, undistributed earnings in non-U.S. subsidiaries for which no deferred taxes have been provided totaled approximately $532 million. An actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes. The Company has analyzed our global working capital and cash requirements and continues to be indefinitely reinvested in its undistributed earnings except for amounts in excess of its working capital and cash requirements. The Company has recorded any potential withholding tax liabilities, if necessary, attributable to repatriation.
OTHER TAX MATTERS
The Company files income tax returns for U.S. federal purposes and in various state jurisdictions. The Company also files income tax returns in various foreign jurisdictions, principally Canada, Ireland, Mexico, and Singapore. The U.S. and most state income tax returns for years prior to 2018 are closed to examination by applicable tax authorities. Canadian and Mexican income tax returns are generally open for audit for tax years 2018 and forward.
The Company has a tax holiday in Singapore, whereby the local statutory rate is significantly reduced if certain conditions are met. The tax holiday for Singapore is effective through June 2024. The impact of the tax holiday increased net income by approximately $4 million, $6 million, and $6 million for the years ended December 31, 2023, 2022, and 2021, respectively, resulting in no impact to basic and diluted EPS for each of the years ended December 31, 2023, 2022, and 2021.
On August 16, 2022, the IRA was signed into law in the United States. The IRA added new tax provisions allowing certain taxpayers to elect to transfer an eligible credit to an unrelated transferee taxpayer where the transferee taxpayer is then able to use the transferred tax credit against its own taxable income for taxable years after December 31, 2022. During the year ended December 31, 2023, the Company executed agreements with eligible taxpayers to purchase federal tax credits of $270 million, which will be used against KDP’s federal tax liability. The discounts negotiated for the transfer of eligible federal tax credits of $16 million were recorded as an income tax benefit on the Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Balance, beginning of the period	$15	$12	$18
Increases related to tax positions taken during the current year	3	4	2
(Decreases) increases related to tax positions taken during the prior year	(2)	3	(3)
Decreases related to settlements with taxing authorities	—	(3)	(1)
Decreases related to lapse of applicable statute of limitations	(3)	(1)	(4)
Balance, end of the period	$13	$15	$12
The total amount of unrecognized tax benefits that would reduce the effective tax rate if recognized is $10 million after considering the federal impact of state income taxes. KDP does not expect a significant change to its unrecognized tax benefits, but it is reasonably possible that a change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of audits or the lapse of applicable statutes of limitations.
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. KDP recognized $1 million expense related to interest and penalties for uncertain tax positions for the year ended December 31, 2023, and recognized benefit of $1 million for the year ended December 31, 2021. No expense or benefit was recorded for the year ended December 31, 2022. The Company had a total of $3 million and $2 million accrued for interest and penalties for its uncertain tax positions reported as part of other non-current liabilities as of both December 31, 2023 and 2022.
14. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities	Cash Flow Hedges	AOCI
Balance as of December 31, 2020	$95	$(4)	$(14)	$77
OCI before reclassifications	(14)	—	(102)	(116)
Amounts reclassified from AOCI	—	—	13	13
Net current period other comprehensive loss	(14)	—	(89)	(103)
Balance as of December 31, 2021	81	(4)	(103)	(26)
OCI before reclassifications	(167)	(6)	329	156
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(167)	(6)	328	155
Balance as of December 31, 2022	(86)	(10)	225	129
OCI before reclassifications	288	(5)	(41)	242
Amounts reclassified from AOCI	—	1	(57)	(56)
Net current period other comprehensive income (loss)	288	(4)	(98)	186
Balance as of December 31, 2023	$202	(14)	$127	$315

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the amount of losses reclassified from AOCI into the Consolidated Statements of Income:

		For the Year Ended December 31,
(in millions)	Income Statement Caption	2023	2022	2021
Pension and PRMB liabilities	SG&A expenses	$1	$—	$—
Income tax benefit		—	—	—
Total, net of tax		$1	$—	$—

Cash flow hedges:
Interest rate contracts(1)	Interest expense, net	$(74)	$(6)	$—
FX contracts	Cost of sales	—	5	18
Total		(74)	(1)	18
Income tax expense (benefit)		17	—	(5)
Total, net of tax		$(57)	$(1)	$13
(1)Amounts reclassified from AOCI into Interest expense, net during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million. Refer to Note 5 for additional information on the terminated forward starting swaps.
15.    Property, Plant, and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2023	2022
Land	$45	$44
Buildings and improvements	744	720
Machinery and equipment	2,899	2,566
Cold drink equipment	118	102
Software	492	459
Construction-in-progress	365	251
Property, plant, and equipment, gross	4,663	4,142
Less: accumulated depreciation and amortization	(1,964)	(1,651)
Property, plant, and equipment, net	$2,699	$2,491
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Cost of sales	$231	$229	$233
SG&A expenses	171	170	177
Total depreciation expense	$402	$399	$410

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
16. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The following tables provide selected financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Inventories:
Raw materials	$409	$475
Work in process	12	8
Finished goods	742	858
Total	1,163	1,341
Allowance for excess and obsolete inventories	(21)	(27)
Inventories	$1,142	$1,314
Prepaid expenses and other current assets:
Other receivables	$135	$167
Prepaid income taxes	196	49
Customer incentive programs	24	25
Derivative instruments	15	35
Prepaid marketing	20	19
Spare parts	111	89
Income tax receivable	16	17
Other	81	70
Total prepaid expenses and other current assets	$598	$471
Other non-current assets:
Operating lease right-of-use assets	$876	$881
Customer incentive programs	45	46
Derivative instruments	3	140
Equity securities(1)	69	48
Equity securities without readily determinable fair values	—	1
Other	156	136
Total other non-current assets	$1,149	$1,252
(1)Equity securities are comprised of assets held in a rabbi trust in connection with a non-qualified defined contribution plan and our ownership interest in Vita Coco. Refer to Note 10 for additional information on the rabbi trust. Unrealized mark-to-market gains and losses are recorded in Other (income) expense, net. The Company recorded unrealized mark-to-market gains of $16 million, losses of $4 million, and losses of $5 million for the years ended December 31, 2023, 2022, and 2021, respectively, on its investment in Vita Coco.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2023	2022
Accrued expenses:
Customer rebates & incentives	$477	$429
Accrued compensation	208	246
Insurance reserve	50	53
Interest accrual	72	76
Other accrued expenses	435	349
Total accrued expenses	$1,242	$1,153
Other current liabilities:
Dividends payable	$299	$281
Income taxes payable	29	87
Operating lease liability	114	100
Finance lease liability	106	95
Derivative instruments	150	112
Other	16	10
Total other current liabilities	$714	$685
Other non-current liabilities:
Operating lease liability	$793	$803
Finance lease liability	620	618
Long-term pension and postretirement liability	35	37
Insurance reserves	85	69
Derivative instruments	201	195
Deferred compensation liability	32	30
Other	67	73
Total other non-current liabilities	$1,833	$1,825

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
17. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Company had litigation reserves of $12 million as of both December 31, 2023 and 2022. KDP has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on the results of operations, financial condition or liquidity of KDP.
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP’s wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York (“SDNY”) (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys’ fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig’s products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ’s Wholesale Club, Inc., Winn-Dixie Stores Inc. and Bi-Lo Holding LLC) in 2019 and in 2021. All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the “Multidistrict Antitrust Litigation”).
In July 2020, Keurig reached an agreement with one of the plaintiff groups in the Multidistrict Antitrust Litigation, the putative indirect purchaser class, to settle the claims asserted for $31 million. The settlement class consisted of individuals and entities in the United States that purchased, from persons other than Keurig and not for purposes of resale, Keurig manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The settlement was approved and paid, and the indirect purchasers’ claims have been dismissed.
Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. As a result, Keurig has fully briefed summary judgment motions that, if successful, would end the cases entirely. Keurig has also fully briefed other significant motions, including challenges to the validity of plaintiffs’ damages calculations. Keurig is also pursuing its opposition to direct purchaser plaintiffs’ motion for class certification. Certain of Keurig’s motions and opposition have been pending in the SDNY since 2021, with others pending since 2023.
Keurig intends to continue vigorously defending the remaining lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations. Accordingly, the Company has not accrued for a loss contingency. Additionally, as the timelines in these cases may be beyond the Company’s control, KDP can provide no assurance as to whether or when there will be material developments in these matters.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS
The Company operates many manufacturing, bottling, and distribution facilities. In these and other aspects of the Company's business, it is subject to a variety of federal, state, and local environmental, health, and safety laws and regulations. The Company maintains environmental, health, and safety policies and a quality environmental, health, and safety program designed to ensure compliance with applicable laws and regulations. However, the nature of the Company's business exposes it to the risk of claims with respect to environmental, health, and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. The Company was notified by the Environmental Protection Agency that it is a potentially responsible party for study and cleanup costs at a Superfund site in New Jersey and in Michigan. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual. The Company participates in a study for this site with other potentially responsible parties.
PRODUCT WARRANTIES
KDP offers a one year warranty on all Keurig brewing systems it sells. KDP provides for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of December 31, 2021	$13
Accruals for warranties issued	23
Settlements	(23)
Balance as of December 31, 2022	13
Accruals for warranties issued	17
Settlements	(19)
Balance as of December 31, 2023	$11

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. Transactions with Variable Interest Entities
TRANSACTIONS WITH VEYRON SPEs
The Company has a number of leasing arrangements and one licensing arrangement with special purpose entities associated with a single sponsor, which are referred to as the Veyron SPEs. The Veyron SPEs are VIEs for which KDP is not the primary beneficiary, as KDP has limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs’ performance.
Leasing Arrangements
As of December 31, 2023, the Company has entered into sixteen lease transactions with the Veyron SPEs, fifteen of which were associated with asset sale-leaseback transactions. Refer to Note 6 for additional information about the asset sale-leaseback transactions. Each lease has a RVG based on a percentage of the Veyron SPEs’ purchase price; however, the Company concluded it was not probable that the Company will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, the Company recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements as of December 31, 2023 and 2022 were $653 million and $650 million, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which the Company has concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Company’s Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of December 31, 2023 and 2022:

	December 31,
(in millions)	2023(1)	2022(2)
Non-current assets	$412	$430
Current liabilities	23	22
Non-current liabilities	402	419
(1)The leasing agreements included as of December 31, 2023 include nine manufacturing sites, five distribution centers, one multipurpose property, and our Frisco, Texas headquarters.
(2)The leasing agreements included as of December 31, 2022 include nine manufacturing sites, four distribution centers, one multipurpose property, and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the guarantee. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of December 31, 2023, KDP has not recorded a liability as it is not probable that the Company will have to make any payments required under the residual value guarantee, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of December 31, 2023, KDP had $93 million in fixed service fee commitments related to the 15-year distribution agreement which was effective on December 28, 2020, with Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2024	2025	2026	2027	2028
Fixed service fees	$8	$8	$7	$8	$8
TRANSACTION WITH NUTRABOLT
The Company has a preferred equity investment in Nutrabolt, which will earn the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) KDP’s share of Nutrabolt’s earnings as if KDP’s preferred equity was converted into common units. As the common investors of Nutrabolt have to share in Nutrabolt's earnings with KDP if in excess of the 5% annual coupon, the common investors lack certain characteristics of a controlling financial interest, which qualifies Nutrabolt as a VIE. KDP is not the primary beneficiary of the VIE and therefore is not required to consolidate Nutrabolt, as the primary shareholder of the VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. KDP has no obligation to provide additional funding to Nutrabolt, and thus the Company’s maximum exposure and risk of loss related to Nutrabolt is limited to the carrying value of KDP’s investment. Refer to Note 12 for the carrying value of the Company’s investment in Nutrabolt.
TRANSACTION WITH CHOBANI
The Company has an investment in common units of Chobani. Under the terms of the investment agreement, KDP has certain contractual rights that will result in a return of investment at the greater of a specified floor or fair value. As other investors of Chobani will have to absorb more risk when the specified floor is greater than fair value, the other investors lack certain characteristics of a controlling financial interest, which qualifies Chobani as a VIE. KDP is not the primary beneficiary of the VIE and therefore is not required to consolidate Chobani, as the primary shareholder of the VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. KDP has no obligation to provide additional funding to Chobani, and thus the Company’s maximum exposure and risk of loss related to Chobani is limited to the carrying value of KDP’s investment. Refer to Note 12 for the carrying value of the Company’s investment in Chobani.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
19. Restructuring and Integration Costs
RESTRUCTURING PROGRAMS
2023 CEO Succession and Associated Realignment
In 2023, the Company began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of a Chief Operating Officer, effective November 6, 2023, with the expectation that the new Chief Operating Officer will succeed Robert Gamgort as CEO of the Company during the second quarter of 2024. The Company is also realigning its executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives of the Company. The program is expected to incur charges of approximately $52 million, primarily driven by severance costs, which are expected to be incurred through 2024, and the sign-on bonus for the Company’s new Chief Operating Officer.
DPS Integration Program
As part of the DPS Merger, the Company developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions, and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, KDP continued to recognize expenditures for certain initiatives which began during the integration period through December 31, 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $962 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations.
Restructuring and integration charges for the defined programs during the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
2023 CEO Succession and Associated Realignment	$35	$—	$—
DPS Integration	—	172	202
Total restructuring and integration charges	$35	$172	$202
Restructuring liabilities, primarily consisting of workforce reduction costs, as of December 31, 2023 and 2022 were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2021	$19
Charges to expense	66
Cash payments	(30)
Balance as of December 31, 2022	55
Charges to expense	18
Cash payments	(46)
Balance as of December 31, 2023	$27

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
20. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, KDP was indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of December 31, 2023, JAB beneficially owned approximately 28% of KDP's outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with the Company. These commercial relationships may take the form of KDP’s purchase of raw materials, KDP’s license of the companies’ trademarks for use in the manufacturing of K-Cup pods, KDP’s sale of products for resale to retail customers, or KDP’s manufacture or distribution of products to, or on behalf of, these companies.
KDP holds investments in certain brand ownership companies, and in certain instances, the Company also has rights in specified territories to bottle and/or distribute the brands owned by such companies. KDP purchases inventory from these brand ownership companies and sells finished product to third-party customers, primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from KDP and pays the Company a royalty for use of the brand name. Refer to Note 12 for additional information about the Company's investments in unconsolidated affiliates.
OPERATING TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $34 million and $12 million as of December 31, 2023 and 2022, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $21 million and $8 million as of December 31, 2023 and 2022, respectively, primarily related to purchases of finished goods inventory for distribution.
Revenues from and expenses associated with these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Revenues from related parties	$143	$127	$113
Expenses associated with related parties[1]	132	64	67
(1)Expenses associated with related parties includes a reduction of $42 million related to earned equity for the achievement of certain milestones included in the Company’s distribution agreement with related parties, which were recognized as a reduction of cost of sales on the Consolidated Statements of Income for the year ended December 31, 2023.
OTHER TRANSACTIONS WITH RELATED PARTIES
Payments to Related Parties for Distribution Rights
The Company made payments to Nutrabolt totaling $52 million to acquire certain distribution rights during the year ended December 31, 2023. Refer to Note 3 for additional information.
Notes Receivable from Related Parties
KDP has issued various promissory notes to Bedford since 2020, all of which have been fully impaired and placed in non-accrual status. Refer to Note 12 for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our CEO and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our CEO and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2023.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2023, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Balance Sheets as of December 31, 2023 and 2022.
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021.
•Notes to Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021 and as of December 31, 2023 and 2022.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.4	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.6	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q (filed November 5, 2009) and incorporated herein by reference).
4.7	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index)), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed February 2, 2017) and incorporated herein by reference).
4.8	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.10	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.11	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.12	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.13	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.14	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.15	3.13% Senior Note due 2023 (in global form), dated December 14, 2016, in the principal amount of $500,000,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.16	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.17	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.18	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.19	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.20	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.21	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.22	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.23	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.24	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.25	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.26	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.27	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.28	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).

4.29	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.30	Description of registered securities (filed as Exhibit 4.40 to the Company's Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).
4.31	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).
4.32	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed on March 15, 2021) and incorporated herein by reference).
4.33	Twelfth Supplemental Indenture, dated as of April 22, 2022, among Keurig Dr Pepper Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
10.1	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.2	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.3	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.4	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.5	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.6	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.7	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++
10.8	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for certain of the Company’s Named Executive Officers) (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).++
10.9	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019, amended and restated as of December 7, 2020 (retention incentive award for one of the Company’s Named Executive Officers).++
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

10.13
Credit Agreement, dated as of February 23, 2022, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (filed on February 24, 2022) and incorporated herein by reference).

10.14	Letter Agreement by and between the Company and Robert J. Gamgort dated April 5, 2022 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (filed on April 5, 2022) and incorporated herein by reference).
10.15	Letter Agreement by and between the Company and Mauricio Leyva dated July 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on July 19, 2022) and incorporated herein by reference). ++
10.16	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed on July 28, 2022) and incorporated herein by reference).++
10.17	Letter Agreement by and between the Company and Sudhanshu Priyadarshi dated October 21, 2022 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (filed on February 23, 2023) and incorporated herein by reference).++
10.18	Keurig Dr Pepper Short-Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (filed on February 23, 2023) and incorporated herein by reference).++
10.19
Letter Agreement by and between the Company and Timothy Cofer dated September 18, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed on October 26, 2023) and incorporated herein by reference).++

10.20*	Letter Agreement by and between the Company and Andrew Archambault dated October 31, 2023.++
10.21*	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (award for certain of the Company’s Named Executive Officers).++
21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1*	Keurig Dr Pepper Inc. Clawback Policy, As Adopted on September 18, 2023++
101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.

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

Keurig Dr Pepper Inc.
By:	/s/ Sudhanshu Priyadarshi

Name:	Sudhanshu Priyadarshi
Title:	Chief Financial Officer of Keurig Dr Pepper Inc.
(Principal Financial Officer)
Date:	February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert J. Gamgort		By:	/s/ Sudhanshu Priyadarshi
	Name:	Robert J. Gamgort		Name:	Sudhanshu Priyadarshi
	Title:	Chief Executive Officer, President and Executive Chairman of the Board of Directors		Title:	Chief Financial Officer
		Keurig Dr Pepper Inc.			Keurig Dr Pepper Inc.
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Angela A. Stephens		By:	/s/ Oray Boston
	Name:	Angela A. Stephens		Name:	Oray Boston
	Title:	Senior Vice President and Controller		Title:	Director
(Principal Accounting Officer)
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Olivier Goudet		By:	/s/ Peter Harf
	Name:	Olivier Goudet		Name:	Peter Harf
	Title:	Director		Title:	Director
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Juliette Hickman		By:	/s/ Paul S. Michaels
	Name:	Juliette Hickman		Name:	Paul S. Michaels
	Title:	Director		Title:	Director
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Pamela Patsley		By:	/s/ Lubomira Rochet
	Name:	Pamela Patsley		Name:	Lubomira Rochet
	Title:	Director		Title:	Director
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Debra Sandler		By:	/s/ Robert Singer
	Name:	Debra Sandler		Name:	Robert Singer
	Title:	Director		Title:	Director
	Date:	February 22, 2024		Date:	February 22, 2024

By:	/s/ Larry Young
	Name:	Larry Young
	Title:	Director
	Date:	February 22, 2024