Form 10-Q
period 2024-03-31
Keurig Dr Pepper Inc.
filed 2024-04-25
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 23, 2024, there were 1,355,574,275 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	Basis points
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
Circana	Circana, Inc., a market information provider
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
JAB	JAB Holding Company S.a.r.l. and affiliates
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LRB	Liquid refreshment beverages
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022
RSU	Restricted share unit
RTD	Ready to drink
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter
(in millions, except per share data)	2024	2023
Net sales	$3,468	$3,353
Cost of sales	1,528	1,609
Gross profit	1,940	1,744
Selling, general and administrative expenses	1,176	1,165
Other operating income, net	(1)	(5)
Income from operations	765	584
Interest expense, net	178	23
Other income, net	(7)	(20)
Income before provision for income taxes	594	581
Provision for income taxes	140	114
Net income	$454	$467

Earnings per common share:
Basic	$0.33	$0.33
Diluted	0.33	0.33
Weighted average common shares outstanding:
Basic	1,380.7	1,406.2
Diluted	1,387.7	1,417.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter
(in millions)	2024	2023
Net income	$454	$467
Other comprehensive (loss) income:
Foreign currency translation adjustments	(56)	108
Net change in cash flow hedges, net of tax of $0 and $21, respectively	(2)	(82)
Total other comprehensive (loss) income	(58)	26
Comprehensive income	$396	$493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$317	$267
Trade accounts receivable, net	1,311	1,368
Inventories	1,204	1,142
Prepaid expenses and other current assets	735	598
Total current assets	3,567	3,375
Property, plant and equipment, net	2,695	2,699
Investments in unconsolidated affiliates	1,438	1,387
Goodwill	20,163	20,202
Other intangible assets, net	23,251	23,287
Other non-current assets	1,128	1,149
Deferred tax assets	44	31
Total assets	$52,286	$52,130
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,187	$3,597
Accrued expenses	1,169	1,242
Structured payables	111	117
Short-term borrowings and current portion of long-term obligations	1,908	3,246
Other current liabilities	629	714
Total current liabilities	7,004	8,916
Long-term obligations	12,929	9,945
Deferred tax liabilities	5,784	5,760
Other non-current liabilities	1,916	1,833
Total liabilities	27,633	26,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,355,571,438 and 1,390,446,043 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	19,661	20,788
Retained earnings	4,721	4,559
Accumulated other comprehensive income	257	315
Total stockholders' equity	24,653	25,676
Total liabilities and stockholders’ equity	$52,286	$52,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter
(in millions)	2024	2023
Operating activities:
Net income	$454	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	101	107
Amortization of intangibles	33	34
Other amortization expense	36	45
Provision for sales returns	14	10
Deferred income taxes	21	—
Employee stock-based compensation expense	28	29
Loss (gain) on disposal of property, plant and equipment	1	(5)
Unrealized loss (gain) on foreign currency	8	(2)
Unrealized loss (gain) on derivatives	10	(95)
Equity in earnings of unconsolidated affiliates	(7)	(9)
Earned equity	(45)	(2)
Other, net	3	(2)
Changes in assets and liabilities:
Trade accounts receivable	42	28
Inventories	(65)	(74)
Income taxes receivable and payables, net	(10)	60
Other current and non-current assets	(136)	(151)
Accounts payable and accrued expenses	(398)	(391)
Other current and non-current liabilities	(5)	22
Net change in operating assets and liabilities	(572)	(506)
Net cash provided by operating activities	85	71
Investing activities:
Purchases of property, plant and equipment	(158)	(62)
Proceeds from sales of property, plant and equipment	—	7
Purchases of intangibles	(31)	(51)
Investments in unconsolidated affiliates	(6)	—
Other, net	2	1
Net cash used in investing activities	$(193)	$(105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Quarter
(in millions)	2024	2023
Financing activities:
Proceeds from issuance of Notes	$3,000	$—
Repayments of Notes	(1,150)	—
Net (repayment) issuance of commercial paper	(188)	265
Proceeds from structured payables	23	34
Repayments of structured payables	(30)	(32)
Cash dividends paid	(299)	(281)
Repurchases of common stock	(1,105)	(231)
Tax withholdings related to net share settlements	(41)	(31)
Payments on finance leases	(31)	(24)
Other, net	(21)	(3)
Net cash provided by (used in) financing activities	158	(303)
Cash and cash equivalents:
Net change from operating, investing and financing activities	50	(337)
Effect of exchange rate changes	—	6
Beginning balance	267	535
Ending balance	$317	$204

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$189	$222
Earned equity	45	2
Transaction costs included in accounts payable and accrued expenses	1	8
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	292	282
Accrued excise tax on net share repurchases	14	1
Supplemental cash flow disclosures:
Cash paid for interest	24	39
Cash paid for income taxes	26	49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2024	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive income	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26		26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock, inclusive of excise tax obligation	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	$14	$21,210	$3,724	$155	$25,103	$(1)	$25,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General
ORGANIZATION
References in this Quarterly Report on Form 10-Q to "KDP", "the Company", "we", or "our", refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the unaudited condensed consolidated financial statements. Definitions of terms used in this Quarterly Report on Form 10-Q are included within the Master Glossary.
This Quarterly Report on Form 10-Q refers to some of our owned or licensed trademarks, trade names and service marks, which are referred to as our brands. All of the product names included herein are either KDP registered trademarks or those of our licensors.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report.
References to the "first quarter" indicate the quarterly periods ended March 31, 2024 and 2023.
USE OF ESTIMATES
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
RECLASSIFICATIONS
We reclassified amounts in the Financing Activities section of the unaudited condensed consolidated Statement of Cash Flows for the first quarter of 2023 in order to conform to current year presentation, as maturities for the Company’s commercial paper program in both periods are 90 days or less.

(in millions)	Prior Presentation	First Quarter of 2023
Net (repayment) issuance of commercial paper	Proceeds from issuance of commercial paper	$3,523
Net (repayment) issuance of commercial paper	Repayments of commercial paper	(3,258)
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	March 31, 2024	December 31, 2023
Notes	$12,929	$11,095
Less: current portion of long-term obligations	—	(1,150)
Long-term obligations	$12,929	$9,945

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2024	December 31, 2023
Commercial paper notes	$1,908	$2,096
Current portion of long-term obligations	—	1,150
Short-term borrowings and current portion of long-term obligations	$1,908	$3,246
SENIOR UNSECURED NOTES
Our Notes consisted of the following:

(in millions, except %)	Maturity Date	Rate	March 31, 2024	December 31, 2023
2024 Notes	March 15, 2024	0.750%	—	1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027-B Notes	March 15, 2027	Floating(2)	350	—
2027-C Notes	March 15, 2027	5.100%	750	—
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			13,093	11,243
Adjustment from principal amount to carrying amount(1)			(164)	(148)
Carrying amount			$12,929	$11,095
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
(2)The 2027-B Notes bear interest at a rate equal to Compounded SOFR (as defined in the respective indenture) plus 0.88% per annum, and the rate is reassessed quarterly.
On March 7, 2024, we completed the issuance of the 2027-B Notes, the 2027-C Notes, the 2029-B Notes, the 2031-B Notes, and the 2034 Notes, with an aggregate principal amount of $3 billion. The discount associated with these notes was approximately $5 million, and the Company incurred $16 million in debt issuance costs. The proceeds from the issuance were used for our share repurchase program, to repay outstanding commercial paper, and to repay the 2024 Notes at maturity, with the remainder intended for general corporate purposes.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	March 31, 2024	December 31, 2023
Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of March 31, 2024.
As of March 31, 2024, KDP was in compliance with its minimum interest coverage ratio relating to the Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about our weighted average borrowings under our commercial paper program:

	First Quarter
(in millions, except %)	2024	2023
Weighted average commercial paper borrowings	$2,430	$506
Weighted average borrowing rates	5.62%	4.86%
Letter of Credit Facility
In addition to the portion of the Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $57 million of which was utilized as of March 31, 2024 and $93 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $12,085 million and $10,486 million as of March 31, 2024 and December 31, 2023, respectively.
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2024	$8,714	$8,622	$2,866	$20,202
Foreign currency translation	—	—	(39)	(39)
Balance as of March 31, 2024	$8,714	$8,622	$2,827	$20,163

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	March 31, 2024	December 31, 2023
Brands(1)	$19,443	$19,476
Trade names	2,478	2,478
Distribution rights(2)	186	155
Total	$22,107	$22,109
(1)The change in brands with indefinite lives was primarily driven by foreign currency translation of $33 million during the first quarter of 2024.
(2)The change in distribution rights with indefinite lives was primarily driven by acquired distribution rights related to Electrolit of $31 million.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	March 31, 2024			December 31, 2023
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(567)	$579	$1,146	$(548)	$598
Customer relationships	638	(245)	393	638	(236)	402
Contractual arrangements	146	(15)	131	146	(13)	133
Trade names	126	(116)	10	126	(114)	12
Brands	51	(27)	24	51	(25)	26
Distribution rights	29	(22)	7	29	(22)	7
Total	$2,136	$(992)	$1,144	$2,136	$(958)	$1,178
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2024	2023
Amortization expense	$33	$34
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
We formally designate and account for certain foreign exchange forward contracts and interest rate contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. For such contracts, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCI. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCI is reclassified to net income. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items. If a cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled, and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
For derivatives that are not designated or for which the designated hedging relationship is discontinued, the gain or loss on the instrument is recognized in earnings in the period of change.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
We have exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, we have not experienced material credit losses as a result of counterparty nonperformance. We select and periodically review counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines, and monitor the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2024, economic interest rate derivative instruments have maturities ranging from April 2024 to July 2043.
Cash Flow Hedges
As of December 31, 2023, we had $500 million of notional amount of forward starting swaps which had been de-designated and terminated; however, as the forecasted debt transaction was still considered probable, the fair value of the instruments as of the de-designation remained within AOCI. In March 2024, the forecasted debt transaction took place with the issuance of the 2034 Notes, and the fair value of the instruments began amortizing to Interest expense, net over the term of the 2034 Notes.
FOREIGN EXCHANGE
We are exposed to foreign exchange risk in our international subsidiaries or with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of our Canadian and Mexican businesses are subject to exposure from movements in exchange rates.
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of March 31, 2024, these FX contracts have maturities ranging from April 2024 to February 2025.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of March 31, 2024, these FX contracts have maturities ranging from April 2024 to June 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of March 31, 2024, these commodity contracts have maturities ranging from April 2024 to January 2026.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	March 31, 2024	December 31, 2023
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,700	$1,700
Swaptions, not designated as hedging instruments	1,350	3,200
FX contracts
Forward contracts, not designated as hedging instruments	575	710
Forward contracts, designated as cash flow hedges	449	425
Commodity contracts, not designated as hedging instruments(1)	467	500
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR forward rates, for all substantial terms of our contracts and credit risk of the counterparties. The fair value of FX forward contracts are valued using quoted forward FX prices at the reporting date. Therefore, we have categorized these contracts as Level 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$4	$5
Commodity contracts	Prepaid expenses and other current assets	16	9
FX contracts	Other non-current assets	2	—
Commodity contracts	Other non-current assets	—	3

Liabilities:
Interest rate contracts	Other current liabilities	2	80
FX contracts	Other current liabilities	1	3
Commodity contracts	Other current liabilities	47	53
Interest rate contracts	Other non-current liabilities	298	186
FX contracts	Other non-current liabilities	—	4
Commodity contracts	Other non-current liabilities	2	11
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are designated level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$2	$1

Liabilities:
FX contracts	Other current liabilities	13	14
FX contracts	Other non-current liabilities	1	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		First Quarter
(in millions)	Income Statement Location	2024	2023
Interest rate contracts	Interest expense, net	$26	$(96)
FX contracts	Cost of sales	(1)	1
FX contracts	Other income, net	(6)	—
Commodity contracts	Cost of sales	15	(15)
Commodity contracts	SG&A expenses	(12)	14

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		First Quarter
(in millions)	Income Statement Location	2024	2023
Interest rate contracts	Interest expense, net	$(2)	$(68)
FX contracts	Cost of sales	—	(1)
We expect to reclassify approximately $13 million of pre-tax net gains and $10 million of pre-tax net losses from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
5. Leases
The following table presents the components of lease cost:

	First Quarter
(in millions)	2024	2023
Operating lease cost	$42	$39
Finance lease cost
Amortization of right-of-use assets	30	22
Interest on lease liabilities	7	6
Variable lease cost(1)	10	10
Short-term lease cost	1	—
Total lease cost	$90	$77
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Quarter
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39	$36
Operating cash flows from finance leases	7	6
Financing cash flows from finance leases	31	24
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15	38
Finance leases	26	17
The following table presents information about our weighted average discount rate and remaining lease term:

	March 31, 2024	December 31, 2023
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	3.9%	3.9%
Weighted average remaining lease term
Operating leases	10 years	10 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2024	$107	$98
2025	152	128
2026	139	165
2027	115	76
2028	90	65
2029	85	58
Thereafter	454	274
Total future minimum lease payments	1,142	864
Less: imputed interest	(250)	(143)
Present value of minimum lease payments	$892	$721
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2024, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $197 million. These leases are expected to commence between the third quarter of 2024 through 2027, with initial lease terms ranging from 5 years to 10 years.
6. Segments
Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single-serve brewers and accessories, and other coffee products to partners, retailers and directly to consumers through the Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean and other international markets from the manufacture and distribution of branded concentrates, syrup and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to our single-serve brewers, K-Cup pods and other coffee products.
Segment results are based on management reports. Net sales and income from operations are the significant financial measures used to assess the operating performance of our operating segments. Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. “Unallocated corporate costs” are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses, and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations by reportable segment is as follows:

	First Quarter
(in millions)	2024	2023
Segment Results – Net sales
U.S. Refreshment Beverages	$2,093	$2,007
U.S. Coffee	911	931
International	464	415
Net sales	$3,468	$3,353

Segment Results – Income from operations
U.S. Refreshment Beverages	$615	$490
U.S. Coffee	248	232
International	112	80
Unallocated corporate costs	(210)	(218)
Income from operations	$765	$584
7. Revenue Recognition
We recognize revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include LRB, K-Cup pods and appliances, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring goods. The amount of consideration we receive, and revenue we recognize, varies with changes in customer incentives that we offer our customers and end consumers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the first quarter of 2024:
LRB	$2,062	$4	$299	$2,365
K-Cup pods	—	747	115	862
Appliances	—	128	13	141
Other	31	32	37	100
Net sales	$2,093	$911	$464	$3,468

For the first quarter of 2023:
LRB	$1,970	$—	$253	$2,223
K-Cup pods	—	771	117	888
Appliances	—	125	12	137
Other	37	35	33	105
Net sales	$2,007	$931	$415	$3,353
LRB represents net sales of owned, licensed, and partner brands within our portfolio and includes branded concentrates, syrup, and finished beverages, including contract manufacturing of our branded products for our bottlers and distributors. K-Cup pods represents net sales from owned, licensed, and partner brands and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Earnings Per Share
The following table presents basic and diluted EPS and shares outstanding.

	First Quarter
(in millions, except per share data)	2024	2023
Net income	$454	$467

Weighted average common shares outstanding	1,380.7	1,406.2
Dilutive effect of stock-based awards	7.0	10.8
Weighted average common shares outstanding and common stock equivalents	1,387.7	1,417.0

Basic EPS	$0.33	$0.33
Diluted EPS	0.33	0.33

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	2.1	1.0
9. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2024	2023
Total stock-based compensation expense	$28	$29
Income tax benefit	(4)	(5)
Stock-based compensation expense, net of tax	$24	$24

RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	15,748,820	$29.42	1.7	$525
Granted	3,903,657	26.22
Vested and released	(4,475,912)	26.37		131
Forfeited	(134,802)	31.50
Outstanding as of March 31, 2024	15,041,763	$29.48	2.4	$461
As of March 31, 2024, there was $233 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.5 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Investments
The following table summarizes our investments in unconsolidated affiliates:

	March 31,	December 31,
(in millions)	2024	2023
Nutrabolt(1)	$1,014	$960
Chobani	307	307
Tractor	42	44
Athletic Brewing	50	50
Beverage startup companies	5	5
Other	20	21
Investments in unconsolidated affiliates	$1,438	$1,387
(1)We hold a 33.6% interest on an as-converted basis in Nutrabolt, consisting of 30.8% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 2.8% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
11. Income Taxes
Our effective tax rates were as follows:

	First Quarter
	2024	2023
Effective tax rate	23.6%	19.6%
The change in the effective tax rate was largely driven by a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions and the unfavorable comparison to the prior year tax benefit received from favorable adjustments upon foreign tax return filing.
12. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the first quarter of 2024:
Beginning balance	$202	$(14)	$127	$315
Other comprehensive loss	(56)	—	—	(56)
Amounts reclassified from AOCI	—	—	(2)	(2)
Total other comprehensive loss	(56)	—	(2)	(58)
Balance as of March 31, 2024	$146	$(14)	$125	$257

For the first quarter of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	108	—	(30)	78
Amounts reclassified from AOCI	—	—	(52)	(52)
Total other comprehensive income (loss)	108	—	(82)	26
Balance as of March 31, 2023	$22	$(10)	$143	$155

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		First Quarter
(in millions)	Income Statement Caption	2024	2023
Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(2)	$(68)
Income tax expense		—	16
Total, net of tax		$(2)	$(52)
(1)Amounts reclassified from AOCI into interest expense during the first quarter of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
13. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(in millions)	2024	2023
Inventories:
Raw materials	$414	$409
Work-in-progress	11	12
Finished goods	806	742
Total	1,231	1,163
Allowance for excess and obsolete inventories	(27)	(21)
Total Inventories	$1,204	$1,142
Prepaid expenses and other current assets:
Other receivables	$123	$135
Prepaid income taxes	212	196
Customer incentive programs	109	24
Derivative instruments	22	15
Prepaid marketing	30	20
Spare parts	115	111
Income tax receivable	15	16
Other	109	81
Total prepaid expenses and other current assets	$735	$598
Other non-current assets:
Operating lease right-of-use assets	$859	$876
Customer incentive programs	41	45
Derivative instruments	2	3
Equity securities(1)	70	69
Other	156	156
Total other non-current assets	$1,128	$1,149
(1)Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to-market gains and losses are recorded to Other income, net. For the first quarter of 2024 and 2023, we recorded unrealized mark-to-market losses of $2 million and gains of $8 million, respectively, on our investment in Vita Coco.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	March 31,	December 31,
(in millions)	2024	2023
Accrued expenses:
Accrued customer trade	$327	$477
Accrued compensation	133	208
Insurance reserve	58	50
Accrued interest	160	72
Other accrued expenses	491	435
Total accrued expenses	$1,169	$1,242
Other current liabilities:
Dividends payable	$292	$299
Income taxes payable	36	29
Operating lease liability	115	114
Finance lease liability	104	106
Derivative instruments	63	150
Other	19	16
Total other current liabilities	$629	$714
Other non-current liabilities:
Operating lease liability	$777	$793
Finance lease liability	617	620
Pension and post-retirement liability	31	35
Insurance reserves	93	85
Derivative instruments	301	201
Deferred compensation liability	33	32
Other	64	67
Total other non-current liabilities	$1,916	$1,833
ACCOUNTS PAYABLE
We have agreements with third party administrators which allow participating suppliers to track our payment obligations, and, if voluntarily elected by the supplier, to sell our payment obligations to financial institutions. Suppliers can sell one or more of our payment obligations, at their sole discretion, and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Outstanding obligations confirmed as valid included in accounts payable as of March 31, 2024 and December 31, 2023 were $1,999 million and $2,389 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $8 million and $12 million, respectively, as of March 31, 2024 and December 31, 2023. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Keurig intends to continue vigorously defending the remaining lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our results of operations. Accordingly, we have not accrued for a loss contingency. Additionally, as the timelines in these cases may be beyond our control, we can provide no assurance as to whether or when there will be material developments in these matters.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Restructuring
RESTRUCTURING PROGRAMS
2023 CEO Succession and Associated Realignment
In 2023, we began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of Tim Cofer as Chief Operating Officer, effective November 6, 2023, with the expectation that Mr. Cofer will succeed Robert Gamgort as our CEO during the second quarter of 2024. We are also realigning our executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives. The program is expected to incur charges of approximately $52 million, primarily driven by severance costs, which are expected to be incurred through 2024, and the sign-on bonus for Mr. Cofer as our new Chief Operating Officer.
2024 Network Optimization
In March 2024, we announced the closure of our manufacturing facility in Williston, Vermont, with operations and employees to be relocated to other existing manufacturing locations, in order to more effectively and efficiently meet the needs of consumers and customers. The relocation is expected to take place during the second and third quarters of 2024, and the restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $30 million to $40 million, primarily comprised of asset related costs.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	First Quarter
(in millions)	2024	2023
2023 CEO Succession and Associated Realignment	$2	$—
2024 Network Optimization	2	—
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2024	$27
Charges (credits) to expense	(3)
Cash payments	(3)
Balance as of March 31, 2024	$21
16. Transactions with Related Parties
REPURCHASE OF KDP COMMON STOCK
In March 2024, JAB BevCo B.V., a subsidiary of JAB, sold 100 million shares of KDP’s common stock through an underwritten secondary offering. In connection with this offering, we repurchased 35 million shares at the per-share price paid by the underwriter, for a total of $1,012 million, which was effected under our existing share repurchase program.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans (including our executive succession plan), strategies, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Snapple, Peñafiel, 7UP, Green Mountain Coffee Roasters, Core Hydration, and The Original Donut Shop, as well as the Keurig brewing system. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, available nearly everywhere people shop and consume beverages through our sales and distribution network.
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

Our operating and reportable segments are as follows:
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
◦Sales in Canada from the manufacture and distribution of finished goods relating to the Company’s single-serve brewers, K-Cup pods, and other coffee products.
COMPARABLE RESULTS OF OPERATIONS
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees. References in tables below to percentage changes that are not meaningful are denoted by "NM".
EXECUTIVE SUMMARY
Financial Overview - First Quarter of 2024 as compared to First Quarter of 2023

As Reported, in millions (except EPS)

Key Events During the First Quarter of 2024
March 2024 Debt Issuance
In March 2024, we completed the issuance of an aggregate principal amount of $3 billion of senior unsecured notes. The proceeds were used to repay the 2024 Notes at maturity, to repurchase KDP shares as described below, to repay outstanding commercial paper, and for general corporate purposes.
Repurchase of KDP Shares
In March 2024, JAB BevCo B.V., a subsidiary of JAB, sold 100 million shares of KDP’s common stock through an underwritten secondary offering. In connection with this offering, we repurchased 35 million shares at the per-share price paid by the underwriter, for a total of $1,012 million, which was effected under our existing share repurchase program.

RESULTS OF OPERATIONS
First Quarter of 2024 Compared to First Quarter of 2023
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first quarter of 2024 and 2023:

	First Quarter		Dollar Change	Percentage Change
($ in millions, except per share amounts)	2024	2023
Net sales	$3,468	$3,353	$115	3.4%
Cost of sales	1,528	1,609	(81)	(5.0)
Gross profit	1,940	1,744	196	11.2
Selling, general and administrative expenses	1,176	1,165	11	0.9
Other operating income, net	(1)	(5)	4	NM
Income from operations	765	584	181	31.0
Interest expense	178	23	155	NM
Other income, net	(7)	(20)	13	NM
Income before provision for income taxes	594	581	13	2.2
Provision for income taxes	140	114	26	22.8
Net income	$454	$467	(13)	(2.8)

Earnings per common share:
Basic	$0.33	$0.33	$—	—%
Diluted	0.33	0.33	—	—

Gross margin	55.9%	52.0%		390 bps
Operating margin	22.1%	17.4%		470 bps
Effective tax rate	23.6%	19.6%		400 bps
Sales Volume. The following table provides the percentage change in sales volume compared to the prior year period:

Percentage Change
LRB	(0.7)%
K-Cup pods	(0.6)
Appliances	21.7
Net Sales. Net sales increased $115 million, or 3.4%, to $3,468 million for the first quarter of 2024 compared to $3,353 million in the prior year period. This performance reflected favorable net price realization (3.1%) and favorable FX translation (0.6%), slightly offset by unfavorable volume/mix (0.3%).
Gross Profit. Gross profit increased $196 million, or 11.2%, to $1,940 million for the first quarter of 2024 compared to $1,744 million in the prior year period. This performance primarily reflected the impact to gross profit of the strong growth in net sales (6 percentage points), the benefit from the earned equity from the achievement of milestones associated with certain distribution agreements (3 percentage points), and a net benefit from changes in ingredients, materials, and productivity (2 percentage points). Gross margin increased 390 bps versus the prior year period to 55.9%.
Income from Operations. Income from operations increased $181 million, or 31.0%, to $765 million for the first quarter of 2024 compared to $584 million in the prior year period, primarily driven by increased gross profit. Operating margin increased 470 bps from the prior year period to 22.1%.

Interest Expense. Interest expense increased $155 million to $178 million for the first quarter of 2024 compared to $23 million for the prior year period, primarily driven by the unfavorable change in unrealized mark-to-market activity on interest rate contracts, resulting from increasing interest rates.
Effective Tax Rate. The effective tax rate increased 400 bps to 23.6% for the first quarter of 2024, compared to 19.6% in the prior year period, driven by a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions (210 bps) and the unfavorable comparison to the prior year tax benefit received from favorable adjustments upon foreign tax return filing (150 bps).
Net Income. Net income decreased $13 million, or 2.8%, to $454 million for the first quarter of 2024 as compared to $467 million in the prior year period, as increased interest expense and unfavorable changes in our effective tax rate offset our increased income from operations.
Diluted EPS. Diluted EPS was flat relative to the prior year period at $0.33 per diluted share.
Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first quarter of 2024 and 2023, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

	First Quarter
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$2,093	$2,007
U.S. Coffee	911	931
International	464	415
Total net sales	$3,468	$3,353

Income from operations
U.S. Refreshment Beverages	$615	$490
U.S. Coffee	248	232
International	112	80
Unallocated corporate costs	(210)	(218)
Total income from operations	$765	$584

U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$2,093	$2,007	$86	4.3%
Income from operations	615	490	125	25.5
Operating margin	29.4%	24.4%		500 bps
Sales Volume. Sales volume for the first quarter of 2024 decreased approximately 1.7% compared to the prior year period, as growth in Canada Dry and C4 Energy, combined with the launch of Electrolit within our distribution network, was more than offset by softness in the remainder of our portfolio.
Net Sales. Net sales increased 4.3% to $2,093 million in the first quarter of 2024, compared to $2,007 million in the prior year period, driven by favorable net price realization (5.6%), which was partially offset by unfavorable volume/mix (1.3%).
Income from Operations. Income from operations increased $125 million, or 25.5%, to $615 million for the first quarter of 2024 compared to $490 million for the prior year period. This performance was led by the benefits to gross profit from net sales growth (17 percentage points) and earned equity from the achievement of milestones associated with certain distribution agreements (9 percentage points), as well as a net benefit from changes in ingredients, materials, and productivity (2 percentage points). Operating margin improved 500 bps versus the year ago period to 29.4%.
U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$911	$931	$(20)	(2.1)%
Income from operations	248	232	16	6.9
Operating margin	27.2%	24.9%		230 bps
Sales Volume. K-Cup pod volume decreased 1.1% for the first quarter of 2024 compared to the prior year period, reflecting softer at-home coffee category trends. Appliance volume increased 26.1% in the first quarter of 2024, driven by Keurig market share momentum.
Net Sales. Net sales decreased 2.1% to $911 million for the first quarter of 2024 compared to $931 million in the prior year period, driven by unfavorable volume/mix (1.8%) and net price realization (0.3%).
Income from Operations. Income from operations increased $16 million, or 6.9%, to $248 million for the first quarter of 2024, compared to $232 million in the prior year period, driven by a net benefit from changes in ingredients, materials, and productivity (10 percentage points) and reduced costs associated with productivity projects (6 percentage points), partially offset by the impact to gross profit of the decrease in net sales (8 percentage points). Operating margin improved 230 bps versus the year ago period to 27.2%.

INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$464	$415	$49	11.8%
Income from operations	112	80	32	40.0
Operating margin	24.1%	19.3%		480 bps
Sales Volume. The following table provides the percentage change in sales volume for the International segment compared to the prior year period:

Percentage Change
LRB	4.0%
K-Cup pods	2.8
Appliances	(4.2)
Net Sales. Net sales increased 11.8% to $464 million in the first quarter of 2024, compared to $415 million in the prior year period, reflecting volume/mix growth (4.8%), favorable FX translation (4.8%), and higher net price realization (2.2%).
Income from Operations. Income from operations increased $32 million, or 40.0%, to $112 million for the first quarter of 2024 compared to $80 million in the prior year period. This performance reflected the impact to gross profit of higher net price realization and volume/mix growth (30 percentage points) and favorable FX impacts (9 percentage points). Operating margin improved 480 bps versus the year ago period to 24.1%.
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
The following summarizes our cash activity for the first quarter of 2024 and 2023:
Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. At any time, and from time to time, we may seek additional deleveraging, refinancing or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital and liquidity structure.

Sources of Liquidity - Operations
Net cash provided by operating activities increased $14 million for the first quarter of 2024, as compared to the first quarter of 2023, driven by an increase in working capital.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	March 31,
	2024	2023
DIO	70	71
DSO	32	37
DPO	100	154
Cash conversion cycle	2	(46)
Our cash conversion cycle increased 48 days to approximately 2 days as of March 31, 2024 as compared to (46) days as of March 31, 2023, which was primarily driven by the decrease in DPO, reflecting the reduction of payment terms for certain suppliers.
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
As of March 31, 2024, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
Principal Uses of Capital Resources
Our capital allocation priorities are investing to grow our business both organically and inorganically, continuing to strengthen our balance sheet, and returning cash to shareholders through regular quarterly dividends and opportunistic share repurchases. We dynamically adjust our cash deployment plans based on the specific opportunities available in a given period, but over time we allocate capital to balance each of these priorities.
Regular Quarterly Dividends
We have declared total dividends of $0.215 per share and $0.20 per share for the first quarter of 2024 and 2023, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We repurchased and retired $1,105 million of common stock during the first quarter of 2024. As of March 31, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.

Capital Expenditures
We continue to invest in state-of-the-art manufacturing and warehousing facilities, including expansive investments in facilities in Spartanburg, South Carolina, in order to optimize our supply chain network.
Purchases of property, plant and equipment were $158 million and $62 million for the first quarter of 2024 and 2023, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first quarter of 2024 and 2023 primarily related to investments in manufacturing capabilities. Capital expenditures included in accounts payable and accrued expenses were $189 million and $222 million for the first quarter of 2024 and 2023, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option.
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $31 million and $51 million for the first quarter of 2024 and 2023, respectively.
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

The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Quarter of 2024
Net sales	$2,180
Gross profit	1,227
Income from operations	390
Net income	454

(in millions)	March 31, 2024	December 31, 2023
Current assets	$2,227	$1,957
Non-current assets	48,191	48,029
Total assets(1)	$50,418	$49,986

Current liabilities	$5,102	$6,749
Non-current liabilities	19,791	16,689
Total liabilities(2)	$24,893	$23,438
(1)Includes $157 million and $56 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $1,388 million and $1,399 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2024 and December 31, 2023, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2024, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
The Staff of the SEC (the “Staff”) has been investigating certain statements by the Company in its prior Exchange Act reports regarding the recyclability of our K-Cup pods. We have been cooperating with this investigation and have now reached what we believe to be an agreement in principle with the Staff to resolve the matter. This agreement is subject to finalizing documentation and must be approved by the SEC. If approved, this agreement, which includes a $1.5 million penalty, would not have a material impact on the Company.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. The following table summarizes shares repurchased by us under this program during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet be Used to Purchase Shares Under the Program
January 1 to January 31	1,000,000	$31.46	1,000,000	$2,883,705,022
February 1 to February 29	2,000,000	30.94	2,000,000	2,821,831,184
March 1 to March 31	35,000,000	28.90	35,000,000	1,810,331,184
Total	38,000,000	$29.07	38,000,000	$1,810,331,184
In March 2024, JAB BevCo B.V., a subsidiary of JAB, sold 100 million shares of KDP’s common stock through an underwritten secondary offering. In connection with this offering, we repurchased 35 million shares at the per-share price paid by the underwriter, which was effected under our existing share repurchase program.
ITEM 5. Other Information
During the first quarter of 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of July 9, 2018 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
4.1	Base Indenture, dated as of March 7, 2024, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of March 7, 2024, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.3	Form of Floating Rate Senior Note due 2027 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.4	Form of 5.100% Senior Note due 2027 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.5	Form of 5.050% Senior Note due 2029 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.6	Form of 5.200% Senior Note due 2031 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
4.7	Form of 5.300% Senior Note due 2034 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (filed March 7, 2024) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 25, 2024