Form 10-Q
period 2024-06-30
Keurig Dr Pepper Inc.
filed 2024-07-25
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 23, 2024, there were 1,356,086,377 shares of the registrant's common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,922	$3,789	$7,390	$7,142
Cost of sales	1,750	1,748	3,278	3,357
Gross profit	2,172	2,041	4,112	3,785
Selling, general and administrative expenses	1,295	1,272	2,471	2,437
Other operating expense (income), net	16	—	15	(5)
Income from operations	861	769	1,626	1,353
Interest expense, net	204	172	382	195
Other income, net	(15)	(16)	(22)	(36)
Income before provision for income taxes	672	613	1,266	1,194
Provision for income taxes	157	110	297	224
Net income	$515	$503	$969	$970

Earnings per common share:
Basic	$0.38	$0.36	$0.71	$0.69
Diluted	0.38	0.36	0.70	0.69
Weighted average common shares outstanding:
Basic	1,355.6	1,400.3	1,368.2	1,403.2
Diluted	1,361.2	1,409.1	1,374.4	1,413.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Net income	$515	$503	$969	$970
Other comprehensive (loss) income:
Foreign currency translation adjustments	(201)	159	(257)	267
Net change in cash flow hedges, net of tax of $1, $3, $1 and $24, respectively	21	(17)	19	(99)
Total other comprehensive (loss) income	(180)	142	(238)	168
Comprehensive income	$335	$645	$731	$1,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$438	$267
Trade accounts receivable, net	1,390	1,368
Inventories	1,252	1,142
Prepaid expenses and other current assets	739	598
Total current assets	3,819	3,375
Property, plant, and equipment, net	2,680	2,699
Investments in unconsolidated affiliates	1,468	1,387
Goodwill	20,081	20,202
Other intangible assets, net	23,108	23,287
Other non-current assets	1,144	1,149
Deferred tax assets	44	31
Total assets	$52,344	$52,130
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,099	$3,597
Accrued expenses	1,302	1,242
Structured payables	91	117
Short-term borrowings and current portion of long-term obligations	2,399	3,246
Other current liabilities	618	714
Total current liabilities	7,509	8,916
Long-term obligations	12,406	9,945
Deferred tax liabilities	5,746	5,760
Other non-current liabilities	1,965	1,833
Total liabilities	27,626	26,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,355,763,506 and 1,390,446,043 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	19,683	20,788
Retained earnings	4,944	4,559
Accumulated other comprehensive income	77	315
Total stockholders' equity	24,718	25,676
Total liabilities and stockholders’ equity	$52,344	$52,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2024	2023
Operating activities:
Net income	$969	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	207	201
Amortization of intangibles	67	69
Other amortization expense	101	91
Provision for sales returns	29	26
Deferred income taxes	17	(26)
Employee stock-based compensation expense	52	57
Loss (gain) on disposal of property, plant and equipment	18	(2)
Unrealized loss (gain) on foreign currency	16	(13)
Unrealized loss (gain) on derivatives	36	(31)
Equity in earnings of unconsolidated affiliates	(17)	(14)
Earned equity from distribution arrangements	(45)	(2)
Other, net	5	(7)
Changes in assets and liabilities:
Trade accounts receivable	(67)	162
Inventories	(119)	(61)
Income taxes receivable and payables, net	(34)	(70)
Other current and non-current assets	(180)	(147)
Accounts payable and accrued expenses	(314)	(762)
Other current and non-current liabilities	1	11
Net change in operating assets and liabilities	(713)	(867)
Net cash provided by operating activities	742	452
Investing activities:
Purchases of property, plant and equipment	(273)	(149)
Proceeds from sales of property, plant and equipment	1	8
Purchases of intangibles	(49)	(55)
Investments in unconsolidated affiliates	(7)	(8)
Other, net	(1)	1
Net cash used in investing activities	$(329)	$(203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2024	2023
Financing activities:
Proceeds from issuance of Notes	$3,000	$—
Repayments of Notes	(1,150)	—
Net (repayment) issuance of commercial paper	(226)	589
Proceeds from structured payables	31	61
Repayments of structured payables	(60)	(72)
Cash dividends paid	(591)	(563)
Repurchases of common stock	(1,105)	(457)
Tax withholdings related to net share settlements	(43)	(32)
Payments on finance leases	(56)	(49)
Other, net	(22)	—
Net cash used in financing activities	(222)	(523)
Cash and cash equivalents:
Net change from operating, investing and financing activities	191	(274)
Effect of exchange rate changes	(20)	17
Beginning balance	267	535
Ending balance	$438	$278

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$173	$214
Earned equity from distribution arrangements	45	2
Equity received in exchange for modification of related party contract	19	—
Transaction costs included in accounts payable and accrued expenses	—	6
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	292	279
Accrued excise tax on net share repurchases	14	4
Supplemental cash flow disclosures:
Cash paid for interest	211	231
Cash paid for income taxes	205	319
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2024	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653
Net income	—	—	—	515	—	515
Other comprehensive loss	—	—	—	—	(180)	(180)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of June 30, 2024	1,355.8	$14	$19,683	$4,944	$77	$24,718

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26		26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock, inclusive of excise tax obligation	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	$14	$21,210	$3,724	$155	$25,103	$(1)	$25,102
Net income	—	—	—	503	—	503	—	503
Other comprehensive income	—	—	—	—	142	142	—	142
Dividends declared, $0.20 per share	—	—	—	(279)	—	(279)	—	(279)
Repurchases of common stock, inclusive of excise tax obligation	(7.0)	—	(229)	—	—	(229)	—	(229)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of June 30, 2023	1,396.9	$14	$21,009	$3,948	$297	$25,268	$(1)	$25,267
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
References to the "second quarter" indicate the quarterly periods ended June 30, 2024 and 2023.
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
RECLASSIFICATIONS
We reclassified amounts in the Financing Activities section of the unaudited condensed consolidated Statement of Cash Flows for the first six months of 2023 in order to conform to current year presentation, as maturities for the Company’s commercial paper program in both periods are 90 days or less.

(in millions)	Prior Presentation	First Six Months of 2023
Net (repayment) issuance of commercial paper	Proceeds from issuance of commercial paper	$18,187
Net (repayment) issuance of commercial paper	Repayments of commercial paper	(17,598)
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	June 30, 2024	December 31, 2023
Notes	$12,935	$11,095
Less: current portion of long-term obligations	(529)	(1,150)
Long-term obligations	$12,406	$9,945

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2024	December 31, 2023
Commercial paper notes	$1,870	$2,096
Current portion of long-term obligations	529	1,150
Short-term borrowings and current portion of long-term obligations	$2,399	$3,246
SENIOR UNSECURED NOTES
Our Notes consisted of the following:

(in millions, except %)	Maturity Date	Rate	June 30, 2024	December 31, 2023
2024 Notes	March 15, 2024	0.750%	$—	$1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027-B Notes	March 15, 2027	Floating(2)	350	—
2027-C Notes	March 15, 2027	5.100%	750	—
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			13,093	11,243
Adjustment from principal amount to carrying amount(1)			(158)	(148)
Carrying amount			$12,935	$11,095
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	June 30, 2024	December 31, 2023
Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of June 30, 2024.
As of June 30, 2024, KDP was in compliance with its minimum interest coverage ratio relating to the Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about our weighted average borrowings under our commercial paper program:

	Second Quarter		First Six Months
(in millions, except %)	2024	2023	2024	2023
Weighted average commercial paper borrowings	$2,305	$1,174	$2,381	$840
Weighted average borrowing rates	5.59%	5.25%	5.61%	5.14%
Letter of Credit Facility
In addition to the portion of the Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $56 million of which was utilized as of June 30, 2024 and $94 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $12,027 million and $10,486 million as of June 30, 2024 and December 31, 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2024	$8,714	$8,622	$2,866	$20,202
Foreign currency translation	—	—	(121)	(121)
Balance as of June 30, 2024	$8,714	$8,622	$2,745	$20,081
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	June 30, 2024	December 31, 2023
Brands(1)	$19,321	$19,476
Trade names	2,478	2,478
Distribution rights(2)	200	155
Total	$21,999	$22,109
(1)The change in brands with indefinite lives was driven by foreign currency translation of $155 million during the first six months of 2024.
(2)The change in distribution rights with indefinite lives was primarily driven by acquired distribution rights related to Electrolit of $49 million.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	June 30, 2024			December 31, 2023
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(585)	$561	$1,146	$(548)	$598
Customer relationships	637	(253)	384	638	(236)	402
Contractual arrangements	145	(16)	129	146	(13)	133
Trade names	126	(119)	7	126	(114)	12
Brands	51	(29)	22	51	(25)	26
Distribution rights	29	(23)	6	29	(22)	7
Total	$2,134	$(1,025)	$1,109	$2,136	$(958)	$1,178
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Amortization expense	$34	$35	$67	$69

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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2024, economic interest rate derivative instruments have maturities ranging from September 2024 to July 2043.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of June 30, 2024, these FX contracts have maturities ranging from July 2024 to March 2025.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of June 30, 2024, these FX contracts have maturities ranging from July 2024 to December 2025.
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of June 30, 2024, these commodity contracts have maturities ranging from July 2024 to January 2026.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	June 30, 2024	December 31, 2023
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,700	$1,700
Swaptions, not designated as hedging instruments	850	3,200
FX contracts
Forward contracts, not designated as hedging instruments	513	710
Forward contracts, designated as cash flow hedges	561	425
Commodity contracts, not designated as hedging instruments(1)	494	500
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

(in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$7	$5
Commodity contracts	Prepaid expenses and other current assets	22	9
Commodity contracts	Other non-current assets	3	3

Liabilities:
Interest rate contracts	Other current liabilities	11	80
FX contracts	Other current liabilities	1	3
Commodity contracts	Other current liabilities	50	53
Interest rate contracts	Other non-current liabilities	322	186
FX contracts	Other non-current liabilities	—	4
Commodity contracts	Other non-current liabilities	2	11
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are designated level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$10	$1
FX contracts	Other non-current assets	2	—

Liabilities:
FX contracts	Other current liabilities	2	14
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2024	2023	2024	2023
Interest rate contracts	Interest expense, net	$26	$41	$52	$(55)
FX contracts	Cost of sales	(1)	(1)	(2)	—
FX contracts	Other income, net	(2)	5	(8)	5
Commodity contracts	Cost of sales	7	24	22	9
Commodity contracts	SG&A expenses	3	4	(9)	18

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2024	2023	2024	2023
Interest rate contracts	Interest expense, net	$(4)	$(2)	$(6)	$(70)
FX contracts	Cost of sales	2	(4)	2	(5)
We expect to reclassify approximately $13 million and $7 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
5. Leases
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Operating lease cost	$43	$39	$85	$78
Finance lease cost
Amortization of right-of-use assets	30	17	60	39
Interest on lease liabilities	7	6	14	12
Variable lease cost(1)	10	10	20	20
Short-term lease cost	—	—	1	—
Total lease cost	$90	$72	$180	$149
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Six Months
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$73
Operating cash flows from finance leases	14	12
Financing cash flows from finance leases	56	49
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	44	42
Finance leases	53	36
The following table presents information about our weighted average discount rate and remaining lease term:

	June 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.2%	3.9%
Weighted average remaining lease term
Operating leases	9 years	10 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2024	$67	$67
2025	158	133
2026	146	170
2027	123	80
2028	94	69
2029	88	61
Thereafter	456	288
Total future minimum lease payments	1,132	868
Less: imputed interest	(242)	(147)
Present value of minimum lease payments	$890	$721
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2024, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $238 million. These leases are expected to commence between the third quarter of 2024 through 2027, with initial lease terms ranging from 1 year to 10 years.
6. Segments
Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single-serve brewers and accessories, and other coffee products to partners, retailers, and directly to consumers through the Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to our single-serve brewers, K-Cup pods, and other coffee products.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations by reportable segment is as follows:

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Segment Results – Net sales
U.S. Refreshment Beverages	$2,407	$2,330	$4,500	$4,337
U.S. Coffee	950	970	1,861	1,901
International	565	489	1,029	904
Net sales	$3,922	$3,789	$7,390	$7,142

Segment Results – Income from operations
U.S. Refreshment Beverages	$717	$629	$1,332	$1,119
U.S. Coffee	228	250	476	482
International	150	112	262	192
Unallocated corporate costs	(234)	(222)	(444)	(440)
Income from operations	$861	$769	$1,626	$1,353
7. Revenue Recognition
We recognize revenue when obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include LRB, K-Cup pods and appliances, occur once control is transferred. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring goods. The amount of consideration we receive, and revenue we recognize, varies with changes in customer incentives that we offer our customers and end consumers. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the second quarter of 2024:
LRB	$2,372	$10	$394	$2,776
K-Cup pods	—	745	118	863
Appliances	—	165	17	182
Other	35	30	36	101
Net sales	$2,407	$950	$565	$3,922

For the second quarter of 2023:
LRB	$2,296	$—	$331	$2,627
K-Cup pods	—	761	108	869
Appliances	—	176	14	190
Other	34	33	36	103
Net sales	$2,330	$970	$489	$3,789

For the first six months of 2024:
LRB	$4,434	$14	$693	$5,141
K-Cup pods	—	1,492	233	1,725
Appliances	—	293	30	323
Other	66	62	73	201
Net sales	$4,500	$1,861	$1,029	$7,390

For the first six months of 2023:
LRB	$4,266	$—	$584	$4,850
K-Cup pods	—	1,532	225	1,757
Appliances	—	301	26	327
Other	71	68	69	208
Net sales	$4,337	$1,901	$904	$7,142
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Earnings Per Share
The following table presents basic and diluted EPS and shares outstanding:

	Second Quarter		First Six Months
(in millions, except per share data)	2024	2023	2024	2023
Net income	$515	$503	$969	$970

Weighted average common shares outstanding	1,355.6	1,400.3	1,368.2	1,403.2
Dilutive effect of stock-based awards	5.6	8.8	6.2	9.9
Weighted average common shares outstanding and common stock equivalents	1,361.2	1,409.1	1,374.4	1,413.1

Basic EPS	$0.38	$0.36	$0.71	$0.69
Diluted EPS	0.38	0.36	0.70	0.69

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.9	1.0	0.9	1.0
9. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Total stock-based compensation expense	$24	$28	$52	$57
Income tax benefit	(4)	(4)	(8)	(9)
Stock-based compensation expense, net of tax	$20	$24	$44	$48
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	15,748,820	$29.42	1.7	$525
Granted	4,136,594	26.44
Vested and released	(4,732,661)	26.51		140
Forfeited	(666,231)	30.14
Outstanding as of June 30, 2024	14,486,522	$29.49	2.2	$484
As of June 30, 2024, there was $211 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.4 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Investments
The following table summarizes our investments in unconsolidated affiliates:

	June 30,	December 31,
(in millions)	2024	2023
Nutrabolt(1)	$1,025	$960
Chobani	308	307
Tractor(2)	60	44
Athletic Brewing	50	50
Beverage startup companies	5	5
Other	20	21
Investments in unconsolidated affiliates	$1,468	$1,387
(1)We hold a 34.9% interest on an as-converted basis in Nutrabolt, consisting of 32.0% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 2.9% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
(2)In May 2024, we modified our sales agent contract with Tractor. In exchange, we received additional equity interests, raising our total interest to 23.0% as of June 30, 2024.
11. Income Taxes
Our effective tax rates were as follows:

	Second Quarter		First Six Months
	2024	2023	2024	2023
Effective tax rate	23.4%	17.9%	23.5%	18.8%
The change in our effective tax rate was largely driven by a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions and the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the second quarter of 2024:
Beginning balance	$146	$(14)	$125	$257
Other comprehensive (loss) income	(201)	—	22	(179)
Amounts reclassified from AOCI	—	—	(1)	(1)
Total other comprehensive (loss) income	(201)	—	21	(180)
Balance as of June 30, 2024	$(55)	$(14)	$146	$77

For the second quarter of 2023:
Beginning balance	$22	$(10)	$143	$155
Other comprehensive income (loss)	159	—	(12)	147
Amounts reclassified from AOCI	—	—	(5)	(5)
Total other comprehensive income (loss)	159	—	(17)	142
Balance as of June 30, 2023	$181	$(10)	$126	$297

For the first six months of 2024:
Beginning balance	$202	$(14)	$127	$315
Other comprehensive (loss) income	(257)	—	22	(235)
Amounts reclassified from AOCI	—	—	(3)	(3)
Total other comprehensive (loss) income	(257)	—	19	(238)
Balance as of June 30, 2024	$(55)	$(14)	$146	$77

For the first six months of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	267	—	(41)	226
Amounts reclassified from AOCI	—	—	(58)	(58)
Total other comprehensive income (loss)	267	—	(99)	168
Balance as of June 30, 2023	$181	$(10)	$126	$297
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

		Second Quarter		First Six Months
(in millions)	Income Statement Caption	2024	2023	2024	2023
Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(4)	$(2)	$(6)	$(70)
FX contracts	Cost of sales	2	(4)	2	(5)
Total		(2)	(6)	(4)	(75)
Income tax expense		1	1	1	17
Total, net of tax		$(1)	$(5)	$(3)	$(58)
(1)Amounts reclassified from AOCI into interest expense during the first six months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(in millions)	2024	2023
Inventories:
Raw materials	$462	$409
Work-in-progress	10	12
Finished goods	801	742
Total	1,273	1,163
Allowance for excess and obsolete inventories	(21)	(21)
Total Inventories	$1,252	$1,142
Prepaid expenses and other current assets:
Other receivables	$118	$135
Prepaid income taxes	226	196
Customer incentive programs	83	24
Derivative instruments	39	15
Prepaid marketing	29	20
Spare parts	120	111
Income tax receivable	16	16
Other	108	81
Total prepaid expenses and other current assets	$739	$598
Other non-current assets:
Operating lease right-of-use assets	$855	$876
Customer incentive programs	46	45
Derivative instruments	5	3
Equity securities	75	69
Other	163	156
Total other non-current assets	$1,144	$1,149
Equity Securities
Fair values of equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to-market gains and losses are recorded to Other income, net. The following table presents the amount of unrealized mark-to-market (gains) losses, net, on our equity securities recognized in the unaudited Condensed Consolidated Statements of Income related to these securities during the periods presented.

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
Unrealized mark-to-market (gains) losses
Vita Coco	$(5)	$(9)	$(3)	$(17)
Rabbi trust	—	(2)	(2)	(4)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	June 30,	December 31,
(in millions)	2024	2023
Accrued expenses:
Accrued customer trade	$432	$477
Accrued compensation	155	208
Insurance reserve	64	50
Accrued interest	112	72
Other accrued expenses	539	435
Total accrued expenses	$1,302	$1,242
Other current liabilities:
Dividends payable	$292	$299
Income taxes payable	26	29
Operating lease liability	117	114
Finance lease liability	106	106
Derivative instruments	64	150
Other	13	16
Total other current liabilities	$618	$714
Other non-current liabilities:
Operating lease liability	$773	$793
Finance lease liability	615	620
Pension and post-retirement liability	31	35
Insurance reserves	107	85
Derivative instruments	324	201
Deferred compensation liability	33	32
Other	82	67
Total other non-current liabilities	$1,965	$1,833
Accounts Payable
We have agreements with third party administrators which allow participating suppliers to track our payment obligations, and, if voluntarily elected by the supplier, to sell our payment obligations to financial institutions. Suppliers can sell one or more of our payment obligations, at their sole discretion, and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Outstanding obligations confirmed as valid included in accounts payable as of June 30, 2024 and December 31, 2023 were $1,815 million and $2,389 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $8 million and $12 million, respectively, as of June 30, 2024 and December 31, 2023. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
(UNAUDITED, CONTINUED)
15. Restructuring
RESTRUCTURING PROGRAMS
2023 CEO Succession and Associated Realignment
In 2023, we began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of Tim Cofer as Chief Operating Officer, effective November 6, 2023, with Mr. Cofer succeeding Robert Gamgort as our CEO during the second quarter of 2024. We are also realigning our executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives. The program is expected to incur charges of approximately $55 million, primarily driven by severance costs, which are expected to be incurred through 2024, and the sign-on bonus for Mr. Cofer as our new Chief Operating Officer.
2024 Network Optimization
In March 2024, we announced the closure of our manufacturing facility in Williston, Vermont, with operations and employees to be relocated to other existing manufacturing locations, in order to more effectively and efficiently meet the needs of consumers and customers. The relocation began during the second quarter of 2024, and the restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $30 million to $40 million, primarily comprised of asset related costs, through the third quarter of 2024.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	Second Quarter		First Six Months
(in millions)	2024	2023	2024	2023
2023 CEO Succession and Associated Realignment	$11	$—	$13	$—
2024 Network Optimization	19	—	21	—
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2024	$27
Charges to expense	6
Cash payments	(6)
Balance as of June 30, 2024	$27
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Keurig, Dr Pepper, Canada Dry, Mott's, A&W, Snapple, Peñafiel, 7UP, Green Mountain Coffee Roasters, Clamato, Core Hydration, and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, available nearly everywhere people shop and consume beverages through our sales and distribution network.
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
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to the Company's K-Cup pods, single-serve brewers, and other coffee products to partners, retailers and directly to consumers through our Keurig.com website.
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
EXECUTIVE SUMMARY
Financial Overview - Second Quarter of 2024 as compared to Second Quarter of 2023

As Reported, in millions (except EPS)

Key Events During the Second Quarter of 2024
Acquisition of Strategic Assets from Kalil Bottling Company
In May 2024, we announced an agreement to acquire all production, sales, and distribution assets of an independent bottler, Kalil Bottling Company. Pursuant to the agreement, our DSD operations would gain new bottling and distribution rights in Arizona to key KDP brands, including Canada Dry, 7UP, A&W, Snapple, and Core Hydration. The business combination is expected to close in the third quarter of 2024.

RESULTS OF OPERATIONS
Second Quarter of 2024 Compared to Second Quarter of 2023
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the second quarter of 2024 and 2023:

	Second Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2024	2023	Change	Change
Net sales	$3,922	$3,789	$133	3.5%
Cost of sales	1,750	1,748	2	0.1
Gross profit	2,172	2,041	131	6.4
Selling, general and administrative expenses	1,295	1,272	23	1.8
Other operating expense, net	16	—	16	NM
Income from operations	861	769	92	12.0
Interest expense, net	204	172	32	18.6
Other income, net	(15)	(16)	1	(6.3)
Income before provision for income taxes	672	613	59	9.6
Provision for income taxes	157	110	47	NM
Net income	$515	$503	12	2.4

Earnings per common share:
Basic	$0.38	$0.36	$0.02	5.6%
Diluted	0.38	0.36	0.02	5.6

Gross margin	55.4%	53.9%		150 bps
Operating margin	22.0%	20.3%		170 bps
Effective tax rate	23.4%	17.9%		550 bps
Sales Volume. The following table provides the percentage change in sales volume for the second quarter of 2024 compared to the prior year period:

Percentage Change
LRB	(0.1)%
K-Cup pods	1.1
Brewers	3.6

Net Sales. Net sales increased $133 million, or 3.5%, to $3,922 million for the second quarter of 2024 compared to $3,789 million in the prior year period. This performance reflected favorable volume/mix of 1.8%, favorable net price realization of 1.6% and favorable FX translation of 0.1%.
Gross Profit. Gross profit increased $131 million, or 6.4%, to $2,172 million for the second quarter of 2024 compared to $2,041 million in the prior year period. This performance primarily reflected a net benefit from changes in ingredients, materials, and productivity (3 percentage points) and the gross profit impact of net sales growth (3 percentage points). Gross margin increased 150 bps versus the prior year period to 55.4%.
Selling, General and Administrative Expenses. SG&A expenses increased $23 million, or 1.8%, to $1,295 million for the second quarter of 2024 compared to $1,272 million in the prior year period, primarily driven by higher people costs.
Other operating expense, net. Other operating expense of $16 million for the second quarter of 2024 primarily reflected losses on the disposal of assets related to our 2024 Network Optimization program.
Income from Operations. Income from operations increased $92 million, or 12.0%, to $861 million for the second quarter of 2024 compared to $769 million in the prior year period, primarily driven by the increase in gross profit.
Interest Expense. Interest expense increased $32 million, or 18.6%, to $204 million for the second quarter of 2024 compared with $172 million in the prior year period. This change reflected increased weighted average borrowings (29 percentage points), partially offset by favorable year-over-year changes in unrealized mark-to-market activity (12 percentage points).
Effective Tax Rate. The effective tax rate was 23.4% for the second quarter of 2024, compared to 17.9% in the prior year period, primarily driven by the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment (460 bps) and a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions (170 bps).
Net Income. Net income increased $12 million, or 2.4%, to $515 million for the second quarter of 2024 as compared to $503 million in the prior year period, as increased income from operations was partially offset by increases in interest expense and our effective tax rate.
Diluted EPS. Diluted EPS increased 5.6% to $0.38 per diluted share for the second quarter of 2024 as compared to $0.36 in the prior year period, primarily driven by reduced weighted average shares outstanding.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the second quarter of 2024 and 2023, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.

	Second Quarter
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$2,407	$2,330
U.S. Coffee	950	970
International	565	489
Total net sales	$3,922	$3,789

Income from operations
U.S. Refreshment Beverages	$717	$629
U.S. Coffee	228	250
International	150	112
Unallocated corporate costs	(234)	(222)
Income from operations	$861	$769

U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$2,407	$2,330	$77	3.3%
Income from operations	717	629	88	14.0
Operating margin	29.8%	27.0%		280 bps
Sales Volume. Sales volume for the second quarter of 2024 decreased 2.6% compared to the prior year period, as the contributions from partnerships, including Electrolit and C4, and growth in select carbonated soft drinks was more than offset by softness in other parts of our portfolio.
Net Sales. Net sales increased 3.3% to $2,407 million for the second quarter of 2024, compared to $2,330 million in the prior year period, driven by favorable net price realization of 2.9% and favorable volume/mix of 0.4%.
Income from Operations. Income from operations increased $88 million, or 14.0%, to $717 million for the second quarter of 2024, compared to $629 million for the prior year period. This performance primarily reflects a net benefit from changes in ingredients, materials, and productivity (7 percentage points) and the gross profit impact of net sales growth (6 percentage points). Operating margin improved 280 bps versus the prior year period to 29.8%.
U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$950	$970	$(20)	(2.1)%
Income from operations	228	250	(22)	(8.8)
Operating margin	24.0%	25.8%		(180) bps
Sales Volume. K-Cup pod volume increased 0.2% in the second quarter of 2024 compared to the prior year period. Appliance volume increased 2.1% compared to the prior year period, driven by Keurig market share momentum.
Net Sales. Net sales decreased 2.1% to $950 million for the second quarter of 2024 compared to net sales of $970 million in the prior year period, reflecting unfavorable net price realization of 2.9%, partially offset by favorable volume/mix of 0.8%.
Income from Operations. Income from operations decreased $22 million, or 8.8%, to $228 million for the second quarter of 2024, compared to $250 million for the prior year period, primarily reflecting the gross profit impact of the decrease in net sales (9 percentage points) and losses on the disposal of assets related to our 2024 Network Optimization program (8 percentage points), partially offset by the net benefit from changes in ingredients, materials, and productivity (7 percentage points). Operating margin declined 180 bps versus the year ago period to 24.0%.

INTERNATIONAL
The following table provides selected information about our International segment's results:

	Second Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$565	$489	$76	15.5%
Income from operations	150	112	38	33.9
Operating margin	26.5%	22.9%		360 bps
Sales volume. The following table provides the percentage change in sales volume for the International segment compared to the prior year period:

Percentage Change
LRB	11.0%
K-Cup pods	7.3
Brewers	20.4
Net Sales. Net sales increased 15.5% to $565 million in the second quarter of 2024, compared to $489 million for the prior year period, reflecting volume/mix growth of 10.4%, higher net price realization of 4.3%, and favorable FX translation impacts of 0.8%.
Income from Operations. Income from operations increased $38 million, or 33.9%, to $150 million for the second quarter of 2024 compared to $112 million in the prior year period. This performance primarily reflected the gross profit impact of the growth in net sales (44 percentage points), partially offset by higher marketing investment (9 percentage points) and higher transportation and warehousing expenses (7 percentage points). Operating margin increased 360 bps from the prior year period to 26.5%.

First Six Months of 2024 Compared to First Six Months of 2023
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first six months of 2024 and 2023:

	First Six Months		Dollar Change	Percentage Change
($ in millions, except per share amounts)	2024	2023
Net sales	$7,390	$7,142	$248	3.5%
Cost of sales	3,278	3,357	(79)	(2.4)
Gross profit	4,112	3,785	327	8.6
Selling, general and administrative expenses	2,471	2,437	34	1.4
Other operating expense (income), net	15	(5)	20	NM
Income from operations	1,626	1,353	273	20.2
Interest expense	382	195	187	NM
Other income, net	(22)	(36)	14	NM
Income before provision for income taxes	1,266	1,194	72	6.0
Provision for income taxes	297	224	73	32.6
Net income	$969	$970	(1)	(0.1)

Earnings per common share:
Basic	$0.71	$0.69	$0.02	2.9%
Diluted	0.70	0.69	0.01	1.4

Gross margin	55.6%	53.0%		260 bps
Operating margin	22.0%	18.9%		310 bps
Effective tax rate	23.5%	18.8%		470 bps
Sales Volume. The following table provides the percentage change in sales volume compared to the prior year period:

Percentage Change
LRB	(0.4)%
K-Cup pods	0.2
Appliances	10.6
Net Sales. Net sales increased $248 million, or 3.5%, to $7,390 million for the first six months of 2024 compared to $7,142 million in the prior year period. This performance reflected favorable net price realization of 2.3%, favorable volume/mix of 0.8%, and favorable FX translation of 0.4%.
Gross Profit. Gross profit increased $327 million, or 8.6%, to $4,112 million for the first six months of 2024 compared to $3,785 million in the prior year period. This performance primarily reflected the gross profit impact of net sales growth (5 percentage points) and a net benefit from changes in ingredients, materials, and productivity (3 percentage points). Gross margin increased 260 bps versus the prior year period to 55.6%.
Other operating expense (income), net. Other operating expense (income), net reflected an unfavorable change of $20 million from the prior year period, primarily driven by losses on the disposal of assets related to our 2024 Network Optimization program.
Selling, general and administrative expenses. SG&A expenses increased $34 million, or 1.4%, to $2,471 million for the first six months of 2024 compared to $2,437 million in the prior year period, primarily driven by higher people costs.

Income from Operations. Income from operations increased $273 million, or 20.2%, to $1,626 million for the first six months of 2024 compared to $1,353 million in the prior year period, primarily driven by increased gross profit. Operating margin increased 310 bps from the prior year period to 22.0%.
Interest Expense. Interest expense increased $187 million to $382 million for the first six months of 2024 compared to $195 million for the prior year period, primarily driven by the unfavorable year-over-year change in unrealized mark-to-market activity (54 percentage points), as well as increased weighted average borrowings (42 percentage points).
Effective Tax Rate. The effective tax rate increased 470 bps to 23.5% for the first six months of 2024, compared to 18.8% in the prior year period, primarily driven by the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment (290 bps) and a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions (130 bps).
Net Income. Net income decreased $1 million, or 0.1%, to $969 million for the first six months of 2024 as compared to $970 million in the prior year period, as increased interest expense and unfavorable changes in our effective tax rate more than offset our increased income from operations.
Diluted EPS. Diluted EPS increased 1.4% to $0.70 per diluted share for the first six months of 2024 as compared to $0.69 in the prior year period, primarily driven by reduced weighted average shares outstanding.
Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first six months of 2024 and 2023, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

	First Six Months
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$4,500	$4,337
U.S. Coffee	1,861	1,901
International	1,029	904
Total net sales	$7,390	$7,142

Income from operations
U.S. Refreshment Beverages	$1,332	$1,119
U.S. Coffee	476	482
International	262	192
Unallocated corporate costs	(444)	(440)
Total income from operations	$1,626	$1,353

U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$4,500	$4,337	$163	3.8%
Income from operations	1,332	1,119	213	19.0
Operating margin	29.6%	25.8%		380 bps
Sales Volume. Sales volume for the first six months of 2024 decreased approximately 2.2% compared to the prior year period, as the contributions from partnerships, including Electrolit and C4, and growth in select carbonated soft drinks was more than offset by softness in other parts of our portfolio.
Net Sales. Net sales increased 3.8% to $4,500 million in the first six months of 2024, compared to $4,337 million in the prior year period, driven by favorable net price realization of 4.2%, which was partially offset by unfavorable volume/mix of 0.4%.
Income from Operations. Income from operations increased $213 million, or 19.0%, to $1,332 million for the first six months of 2024 compared to $1,119 million for the prior year period. This performance was led by the gross profit impact of net sales growth (11 percentage points) and a net benefit from changes in ingredients, materials, and productivity (4 percentage points), as well as earned equity from the achievement of milestones associated with certain distribution agreements (4 percentage points). Operating margin improved 380 bps versus the year ago period to 29.6%.
U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$1,861	$1,901	$(40)	(2.1)%
Income from operations	476	482	(6)	(1.2)
Operating margin	25.6%	25.4%		20 bps
Sales Volume. K-Cup pod volume decreased 0.4% for the first six months of 2024 compared to the prior year period. Appliance volume increased 11.0% in the first six months of 2024, driven by Keurig market share momentum.
Net Sales. Net sales decreased 2.1% to $1,861 million for the first six months of 2024 compared to $1,901 million in the prior year period, driven by unfavorable net price realization of 2.4%, partially offset by favorable volume/mix of 0.3%.
Income from Operations. Income from operations decreased $6 million, or 1.2%, to $476 million for the first six months of 2024, compared to $482 million in the prior year period, driven by the gross profit impact of the net sales decrease (8 percentage points), partially offset by a net benefit from changes in ingredients, materials, and productivity (7 percentage points). Operating margin improved 20 bps versus the year ago period to 25.6%.

INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Six Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$1,029	$904	$125	13.8%
Income from operations	262	192	70	36.5
Operating margin	25.5%	21.2%		430 bps
Sales Volume. The following table provides the percentage change in sales volume for the International segment compared to the prior year period:

Percentage Change
LRB	7.9%
K-Cup pods	5.0
Appliances	7.2
Net Sales. Net sales increased 13.8% to $1,029 million in the first six months of 2024, compared to $904 million in the prior year period, reflecting volume/mix growth of 7.9%, higher net price realization of 3.3%, and favorable FX translation of 2.6%.
Income from Operations. Income from operations increased $70 million, or 36.5%, to $262 million for the first six months of 2024 compared to $192 million in the prior year period. This performance reflected the gross profit impact of net sales growth (49 percentage points), partially offset by higher marketing investment (8 percentage points). Operating margin improved 430 bps versus the year ago period to 25.5%.
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
The following summarizes our cash activity for the first six months of 2024 and 2023:
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

Sources of Liquidity - Operations
Net cash provided by operating activities increased $290 million for the first six months of 2024, as compared to the first six months of 2023, driven by the favorable comparison in working capital versus the prior year period.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	June 30,
	2024	2023
DIO	68	73
DSO	34	33
DPO	98	143
Cash conversion cycle	4	(37)
Our cash conversion cycle increased 41 days to approximately 4 days as of June 30, 2024 as compared to (37) days as of June 30, 2023, which was primarily driven by the decrease in DPO, reflecting the reduction of payment terms for certain suppliers.
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
As of June 30, 2024, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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
Regular Quarterly Dividends
We have declared total dividends of $0.43 per share and $0.40 per share for the first six months of 2024 and 2023, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We repurchased and retired $1,105 million of common stock during the first six months of 2024. As of June 30, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.

Capital Expenditures
Purchases of property, plant and equipment were $273 million and $149 million for the first six months of 2024 and 2023, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first six months of 2024 and 2023 primarily related to investments in manufacturing capabilities, both in the U.S. and internationally. Capital expenditures included in accounts payable and accrued expenses were $173 million and $214 million for the first six months of 2024 and 2023, respectively, which primarily related to these investments.
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
Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions are generally accounted for as an asset acquisition, as the majority of the transaction price represents the acquisition of an intangible asset. Purchases of intangible assets were $49 million and $55 million for the first six months of 2024 and 2023, respectively.
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

The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Six Months of 2024
Net sales	$4,684
Gross profit	2,496
Income from operations	740
Net income	969

(in millions)	June 30, 2024	December 31, 2023
Current assets	$2,198	$1,957
Non-current assets	48,477	48,029
Total assets(1)	$50,675	$49,986

Current liabilities	$5,662	$6,749
Non-current liabilities	19,423	16,689
Total liabilities(2)	$25,085	$23,438
(1)Includes $97 million and $56 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $1,476 million and $1,399 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2024 and December 31, 2023, respectively.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
ITEM 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2024, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the second quarter of 2024. As of June 30, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.
ITEM 5. Other Information
During the second quarter of 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: July 25, 2024