Form 10-Q
period 2024-09-30
Keurig Dr Pepper Inc.
filed 2024-10-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of October 22, 2024, there were 1,356,453,649 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

s-i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	Basis points
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC, a Delaware limited liability company
JAB	JAB Holding Company S.a.r.l. and affiliates
Kalil	Kalil Bottling Company
Kalil Acquisition	The acquisition of all production, sales, and distribution assets of Kalil by KDP on August 9, 2024
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LRB	Liquid refreshment beverages
Notes	Collectively, the Company's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022
RSU	Restricted share unit
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. GAAP	Accounting principles generally accepted in the U.S.
Vita Coco	The Vita Coco Company, Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
s-ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,891	$3,805	$11,281	$10,947
Cost of sales	1,751	1,694	5,029	5,051
Gross profit	2,140	2,111	6,252	5,896
Selling, general and administrative expenses	1,245	1,217	3,716	3,654
Impairment of intangible assets	—	2	—	2
Other operating (income) expense, net	(7)	(4)	8	(9)
Income from operations	902	896	2,528	2,249
Interest expense, net	106	237	488	432
Other income, net	(6)	(5)	(28)	(41)
Income before provision for income taxes	802	664	2,068	1,858
Provision for income taxes	186	146	483	370
Net income	$616	$518	$1,585	$1,488

Earnings per common share:
Basic	$0.45	$0.37	$1.16	$1.06
Diluted	0.45	0.37	1.16	1.05
Weighted average common shares outstanding:
Basic	1,356.2	1,397.4	1,364.2	1,401.3
Diluted	1,361.9	1,406.2	1,370.4	1,410.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Net income	$616	$518	$1,585	$1,488
Other comprehensive (loss) income:
Foreign currency translation adjustments	(69)	(135)	(326)	132
Net change in cash flow hedges, net of tax of $2, $—, $3 and $24, respectively	6	9	25	(90)
Total other comprehensive (loss) income	(63)	(126)	(301)	42
Comprehensive income	$553	$392	$1,284	$1,530
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$552	$267
Restricted cash and restricted cash equivalents	8	—
Trade accounts receivable, net	1,448	1,368
Inventories	1,351	1,142
Prepaid expenses and other current assets	743	598
Total current assets	4,102	3,375
Property, plant, and equipment, net	2,794	2,699
Investments in unconsolidated affiliates	1,492	1,387
Goodwill	20,078	20,202
Other intangible assets, net	23,072	23,287
Other non-current assets	1,139	1,149
Deferred tax assets	41	31
Total assets	$52,718	$52,130
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,133	$3,597
Accrued expenses	1,288	1,242
Structured payables	70	117
Short-term borrowings and current portion of long-term obligations	2,472	3,246
Other current liabilities	736	714
Total current liabilities	7,699	8,916
Long-term obligations	12,413	9,945
Deferred tax liabilities	5,736	5,760
Other non-current liabilities	1,901	1,833
Total liabilities	27,749	26,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,356,443,009 and 1,390,446,043 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	19,692	20,788
Retained earnings	5,249	4,559
Accumulated other comprehensive income	14	315
Total stockholders' equity	24,969	25,676
Total liabilities and stockholders’ equity	$52,718	$52,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Nine Months
(in millions)	2024	2023
Operating activities:
Net income	$1,585	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	310	299
Amortization of intangibles	100	103
Other amortization expense	140	136
Provision for sales returns	50	42
Deferred income taxes	21	(22)
Employee stock-based compensation expense	76	86
Loss (gain) on disposal of property, plant and equipment	19	(3)
Unrealized loss (gain) on foreign currency	14	(4)
Unrealized loss on derivatives	23	44
Settlements of interest rate contracts	—	54
Equity in earnings of unconsolidated affiliates	(22)	(24)
Earned equity from distribution arrangements	(64)	(2)
Impairment of intangible assets	—	2
Other, net	9	(3)
Changes in assets and liabilities:
Trade accounts receivable	(148)	170
Inventories	(220)	(31)
Income taxes receivable and payables, net	(7)	(39)
Other current and non-current assets	(204)	(159)
Accounts payable and accrued expenses	(275)	(1,155)
Other current and non-current liabilities	(37)	50
Net change in operating assets and liabilities	(891)	(1,164)
Net cash provided by operating activities	1,370	1,032
Investing activities:
Acquisitions of businesses	(85)	—
Purchases of property, plant and equipment	(398)	(271)
Proceeds from sales of property, plant and equipment	1	9
Purchases of intangibles	(49)	(55)
Investments in unconsolidated affiliates	(7)	(308)
Other, net	—	2
Net cash used in investing activities	$(538)	$(623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Nine Months
(in millions)	2024	2023
Financing activities:
Proceeds from issuance of Notes	$3,000	$—
Repayments of Notes	(1,150)	—
Net (repayment) issuance of commercial paper	(153)	750
Proceeds from structured payables	39	91
Repayments of structured payables	(89)	(105)
Cash dividends paid	(883)	(842)
Repurchases of common stock	(1,105)	(457)
Tax withholdings related to net share settlements	(58)	(57)
Payments on finance leases	(83)	(74)
Other, net	(22)	(3)
Net cash used in financing activities	(504)	(697)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing and financing activities	328	(288)
Effect of exchange rate changes	(35)	13
Beginning balance	267	535
Ending balance	$560	$260

Supplemental cash flow disclosures of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$164	$196
Earned equity from distribution arrangements	64	2
Equity received in exchange for modification of related party contract	19	—
Acquisitions of businesses	18	—
Transaction costs included in accounts payable and accrued expenses	—	13
Supplemental cash flow disclosures of non-cash financing activities:
Dividends declared but not yet paid	311	300
Accrued excise tax on net share repurchases	14	3
Supplemental cash flow disclosures:
Cash paid for interest	308	255
Cash paid for income taxes	246	413
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2024	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653
Net income	—	—	—	515	—	515
Other comprehensive loss	—	—	—	—	(180)	(180)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of June 30, 2024	1,355.8	$14	$19,683	$4,944	$77	$24,718
Net income	—	—	—	616	—	616
Other comprehensive loss	—	—	—	—	(63)	(63)
Dividends declared, $0.23 per share	—	—	—	(311)	—	(311)
Shares issued under employee stock-based compensation plans and other	0.6	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(15)	—	—	(15)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of September 30, 2024	1,356.4	$14	$19,692	$5,249	$14	$24,969

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of January 1, 2023	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	467	—	467	—	467
Other comprehensive income	—	—	—	—	26	26		26
Dividends declared, $0.20 per share	—	—	—	(282)	—	(282)	—	(282)
Repurchases of common stock, inclusive of excise tax obligation	(6.6)	—	(232)	—	—	(232)	—	(232)
Shares issued under employee stock-based compensation plans and other	1.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of March 31, 2023	1,403.7	$14	$21,210	$3,724	$155	$25,103	$(1)	$25,102
Net income	—	—	—	503	—	503	—	503
Other comprehensive income	—	—	—	—	142	142	—	142
Dividends declared, $0.20 per share	—	—	—	(279)	—	(279)	—	(279)
Repurchases of common stock, inclusive of excise tax obligation	(7.0)	—	(229)	—	—	(229)	—	(229)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Balance as of June 30, 2023	1,396.9	$14	$21,009	$3,948	$297	$25,268	$(1)	$25,267
Net income	—	—	—	518	—	518	—	518
Other comprehensive loss	—	—	—	—	(126)	(126)	—	(126)
Dividends declared, $0.215 per share	—	—	—	(300)	—	(300)	—	(300)
Repurchases of common stock, inclusive of excise tax obligation	—	—	1	—	—	1	—	1
Shares issued under employee stock-based compensation plans and other	1.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(25)	—	—	(25)	—	(25)
Stock-based compensation and stock options exercised	—	—	29	—	—	29	—	29
Non-controlling interest surrender of shares	—	—	—	(1)	—	(1)	1	—
Balance as of September 30, 2023	1,398.3	$14	$21,014	$4,165	$171	$25,364	$—	$25,364
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
References to the "third quarter" indicate the quarterly periods ended September 30, 2024 and 2023.
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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	September 30, 2024	December 31, 2023
Notes	$12,942	$11,095
Less: current portion of long-term obligations	(529)	(1,150)
Long-term obligations	$12,413	$9,945
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2024	December 31, 2023
Commercial paper notes	$1,943	$2,096
Current portion of long-term obligations	529	1,150
Short-term borrowings and current portion of long-term obligations	$2,472	$3,246

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES
Our Notes consisted of the following:

(in millions, except %)	Maturity Date	Rate	September 30, 2024	December 31, 2023
2024 Notes	March 15, 2024	0.750%	$—	$1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027-B Notes	March 15, 2027	Floating(2)	350	—
2027-C Notes	March 15, 2027	5.100%	750	—
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			13,093	11,243
Adjustment from principal amount to carrying amount(1)			(151)	(148)
Carrying amount			$12,942	$11,095
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Revolving Credit Agreement
The following table summarizes information about the Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	September 30, 2024	December 31, 2023
Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of September 30, 2024.
As of September 30, 2024, KDP was in compliance with its minimum interest coverage ratio relating to the Revolving Credit Agreement.
Commercial Paper Program
The following table provides information about our weighted average borrowings under our commercial paper program:

	Third Quarter		First Nine Months
(in millions, except %)	2024	2023	2024	2023
Weighted average commercial paper borrowings	$2,163	$1,495	$2,299	$1,061
Weighted average borrowing rates	5.50%	5.49%	5.57%	5.31%
Letter of Credit Facility
In addition to the portion of the Revolving Credit Agreement reserved for issuance of letters of credit, KDP has an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $74 million of which was utilized as of September 30, 2024 and $76 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $12,531 million and $10,486 million as of September 30, 2024 and December 31, 2023, respectively.
3. Acquisition
KALIL ACQUISITION
Overview and Purchase Price
On May 30, 2024, we entered into an agreement with Kalil, under which we agreed to acquire all of Kalil’s production, sales, and distribution assets for total consideration of $103 million, subject to certain adjustments outlined in the agreement. Kalil is an independent bottler with bottling and distribution rights in Arizona to key KDP brands, including Canada Dry, 7UP, A&W, Snapple, and Core Hydration. On August 9, 2024, we completed the Kalil Acquisition, and approximately $8 million of cash was held back and placed in escrow.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Allocation of Consideration Exchanged
Our preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Kalil Acquisition is based on estimated fair values as of August 9, 2024. The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed in the Kalil Acquisition as of September 30, 2024:

(in millions)	Fair Value
Inventory(1)	$10
Property, plant, and equipment(2)	45
Other intangible assets	38
Goodwill	10
Total consideration exchanged	103
Less: Holdback placed in Escrow(3)	(8)
Acquisition of business	$95
(1)As of September 30, 2024, we accrued the $10 million as a payable to Kalil, which is included as a non-cash investing activity within the supplemental cash flow disclosures of the unaudited condensed consolidated statement of cash flows for the first nine months of 2024.
(2)We preliminarily valued real property using the cost approach and land using the sales comparison approach, a form of the market approach. We preliminarily valued personal property using a combination of the cost approach and the sales comparison approach.
(3)The amount held in escrow is included within the Restricted cash and restricted cash equivalents line of the unaudited condensed consolidated balance sheet as of September 30, 2024 and is considered a non-cash investing activity within the supplemental cash flow disclosures of the unaudited condensed consolidated statement of cash flows for the first nine months of 2024.
The Kalil Acquisition preliminarily resulted in $10 million of goodwill. The preliminary goodwill to be recognized is primarily attributable to the assembled workforce. The goodwill created in the Kalil Acquisition is expected to be deductible for tax purposes.
4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of January 1, 2024	$8,714	$8,622	$2,866	$20,202
Acquisitions(1)	10	—	—	10
Foreign currency translation	—	—	(134)	(134)
Balance as of September 30, 2024	$8,724	$8,622	$2,732	$20,078
(1)Acquisition activity during the first nine months of 2024 represents the goodwill recorded as a result of the Kalil Acquisition. Refer to Note 3 for additional information.
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill with indefinite lives are as follows:

(in millions)	September 30, 2024	December 31, 2023
Brands(1)	$19,280	$19,476
Trade names	2,479	2,478
Distribution rights(2)	229	155
Total	$21,988	$22,109
(1)The change in brands with indefinite lives was driven by unfavorable foreign currency translation impacts of $196 million during the first nine months of 2024.
(2)The change in distribution rights with indefinite lives was primarily driven by acquired distribution rights related to Electrolit of $49 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows:

	September 30, 2024			December 31, 2023
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$1,146	$(603)	$543	$1,146	$(548)	$598
Customer relationships	645	(261)	384	638	(236)	402
Contractual arrangements	145	(19)	126	146	(13)	133
Trade names	126	(122)	4	126	(114)	12
Brands	51	(30)	21	51	(25)	26
Distribution rights	29	(23)	6	29	(22)	7
Total	$2,142	$(1,058)	$1,084	$2,136	$(958)	$1,178
Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Amortization expense	$33	$34	$100	$103
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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in interest expense in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2024, economic interest rate derivative instruments have maturities ranging from December 2024 to July 2043.

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
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of September 30, 2024, these FX contracts have maturities ranging from October 2024 to September 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in the Company's overall cost structure. As of September 30, 2024, these FX contracts have maturities ranging from October 2024 to December 2025.
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of September 30, 2024, these commodity contracts have maturities ranging from October 2024 to July 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	September 30, 2024	December 31, 2023
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$2,200	$1,700
Swaptions, not designated as hedging instruments	1,350	3,200
FX contracts
Forward contracts, not designated as hedging instruments	599	710
Forward contracts, designated as cash flow hedges	544	425
Commodity contracts, not designated as hedging instruments(1)	458	500
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

(in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$1	$5
Commodity contracts	Prepaid expenses and other current assets	16	9
Commodity contracts	Other non-current assets	3	3

Liabilities:
Interest rate contracts	Other current liabilities	33	80
FX contracts	Other current liabilities	2	3
Commodity contracts	Other current liabilities	75	53
Interest rate contracts	Other non-current liabilities	245	186
FX contracts	Other non-current liabilities	1	4
Commodity contracts	Other non-current liabilities	5	11

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

(in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets:
FX contracts	Prepaid expenses and other current assets	$16	$1
FX contracts	Other non-current assets	4	—

Liabilities:
FX contracts	Other current liabilities	2	14
FX contracts	Other non-current liabilities	1	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2024	2023	2024	2023
Interest rate contracts	Interest expense, net	$(66)	$104	$(14)	$49
FX contracts	Cost of sales	(2)	(4)	(4)	(4)
FX contracts	Other income, net	6	(6)	(2)	(1)
Commodity contracts	Cost of sales	7	(7)	29	2
Commodity contracts	SG&A expenses	20	(20)	11	(2)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2024	2023	2024	2023
Interest rate contracts	Interest expense, net	$(3)	$(2)	$(9)	$(72)
FX contracts	Cost of sales	(1)	4	1	(1)
We expect to reclassify approximately $13 million and $16 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
6. Leases
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Operating lease cost	$42	$40	$127	$118
Finance lease cost
Amortization of right-of-use assets	33	21	93	60
Interest on lease liabilities	8	6	22	18
Variable lease cost(1)	9	10	29	30
Short-term lease cost	1	1	2	1
Sublease income	(1)	—	(1)	—
Total lease cost	$92	$78	$272	$227
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Nine Months
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$121	$110
Operating cash flows from finance leases	22	18
Financing cash flows from finance leases	83	74
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	60	78
Finance leases	128	75
The following table presents information about our weighted average discount rate and remaining lease term:

	September 30, 2024	December 31, 2023
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.4%	3.9%
Weighted average remaining lease term
Operating leases	9 years	10 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2024	$28	$36
2025	161	145
2026	149	182
2027	126	92
2028	97	81
2029	91	78
Thereafter	460	313
Total future minimum lease payments	1,112	927
Less: imputed interest	(233)	(160)
Present value of minimum lease payments	$879	$767
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2024, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $227 million. These leases are expected to commence between the fourth quarter of 2024 through 2027, with initial lease terms ranging from 5 years to 11 years.
7. Segments
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations by reportable segment is as follows:

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Segment Results – Net sales
U.S. Refreshment Beverages	$2,390	$2,270	$6,890	$6,607
U.S. Coffee	976	1,012	2,837	2,913
International	525	523	1,554	1,427
Net sales	$3,891	$3,805	$11,281	$10,947

Segment Results – Income from operations
U.S. Refreshment Beverages	$722	$676	$2,054	$1,795
U.S. Coffee	254	293	730	775
International	157	139	419	331
Unallocated corporate costs	(231)	(212)	(675)	(652)
Income from operations	$902	$896	$2,528	$2,249
8. Revenue Recognition
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the third quarter of 2024:
LRB	$2,351	$12	$348	$2,711
K-Cup pods	—	733	126	859
Appliances	—	203	19	222
Other	39	28	32	99
Net sales	$2,390	$976	$525	$3,891

For the third quarter of 2023:
LRB	$2,232	$—	$348	$2,580
K-Cup pods	—	769	120	889
Appliances	—	211	20	231
Other	38	32	35	105
Net sales	$2,270	$1,012	$523	$3,805

For the first nine months of 2024:
LRB	$6,785	$26	$1,041	$7,852
K-Cup pods	—	2,225	359	2,584
Appliances	—	496	49	545
Other	105	90	105	300
Net sales	$6,890	$2,837	$1,554	$11,281

For the first nine months of 2023:
LRB	$6,498	$—	$932	$7,430
K-Cup pods	—	2,301	345	2,646
Appliances	—	512	46	558
Other	109	100	104	313
Net sales	$6,607	$2,913	$1,427	$10,947
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9. Earnings Per Share
The following table presents basic and diluted EPS and shares outstanding:

	Third Quarter		First Nine Months
(in millions, except per share data)	2024	2023	2024	2023
Net income	$616	$518	$1,585	$1,488

Weighted average common shares outstanding	1,356.2	1,397.4	1,364.2	1,401.3
Dilutive effect of stock-based awards	5.7	8.8	6.2	9.5
Weighted average common shares outstanding and common stock equivalents	1,361.9	1,406.2	1,370.4	1,410.8

Basic EPS	$0.45	$0.37	$1.16	$1.06
Diluted EPS	0.45	0.37	1.16	1.05

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.8	1.0	0.8	1.0
10. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Total stock-based compensation expense	$24	$29	$76	$86
Income tax benefit	(4)	(5)	(12)	(14)
Stock-based compensation expense, net of tax	$20	$24	$64	$72
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	15,748,820	$29.42	1.7	$525
Granted	4,248,100	26.63
Vested and released	(5,829,906)	26.67		178
Forfeited	(1,251,163)	29.23
Outstanding as of September 30, 2024	12,915,851	$29.77	2.2	$484
As of September 30, 2024, there was $187 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.3 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Investments
The following table summarizes our investments in unconsolidated affiliates:

	September 30,	December 31,
(in millions)	2024	2023
Nutrabolt(1)	$1,054	$960
Chobani	309	307
Tractor(2)	58	44
Athletic Brewing	47	50
Beverage startup companies	5	5
Other	19	21
Investments in unconsolidated affiliates	$1,492	$1,387
(1)We hold a 35.0% interest on an as-converted basis in Nutrabolt, consisting of 31.4% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 3.6% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
(2)In May 2024, we modified our sales agent contract with Tractor. In exchange, we received additional equity interests, raising our total interest to 23.0% as of September 30, 2024.
12. Income Taxes
Our effective tax rates were as follows:

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Effective tax rate	23.2%	22.0%	23.4%	19.9%
For the first nine months of 2024, the change in our effective tax rate was driven by the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment and a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Accumulated Other Comprehensive Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income
For the third quarter of 2024:
Beginning balance	$(55)	$(14)	$146	$77
Other comprehensive (loss) income	(69)	(1)	10	(60)
Amounts reclassified from AOCI	—	1	(4)	(3)
Total other comprehensive (loss) income	(69)	—	6	(63)
Balance as of September 30, 2024	$(124)	$(14)	$152	$14

For the third quarter of 2023:
Beginning balance	$181	$(10)	$126	$297
Other comprehensive (loss) income	(135)	—	7	(128)
Amounts reclassified from AOCI	—	—	2	2
Total other comprehensive (loss) income	(135)	—	9	(126)
Balance as of September 30, 2023	$46	$(10)	$135	$171

For the first nine months of 2024:
Beginning balance	$202	$(14)	$127	$315
Other comprehensive (loss) income	(326)	(1)	32	(295)
Amounts reclassified from AOCI	—	1	(7)	(6)
Total other comprehensive (loss) income	(326)	—	25	(301)
Balance as of September 30, 2024	$(124)	$(14)	$152	$14

For the first nine months of 2023:
Beginning balance	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	132	—	(34)	98
Amounts reclassified from AOCI	—	—	(56)	(56)
Total other comprehensive income (loss)	132	—	(90)	42
Balance as of September 30, 2023	$46	$(10)	$135	$171
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	Third Quarter		First Nine Months
(in millions)		2024	2023	2024	2023
Pension and PRMB liabilities	SG&A expenses	$1	$—	$1	$—
Income tax benefit		—	—	—	—
Total, net of tax		1	—	1	—

Cash Flow Hedges:
Interest rate contracts(1)	Interest expense	$(3)	$(2)	$(9)	$(72)
FX contracts	Cost of sales	(1)	4	1	(1)
Total		(4)	2	(8)	(73)
Income tax expense		—	—	1	17
Total, net of tax		$(4)	$2	$(7)	$(56)
(1)Amounts reclassified from AOCI into interest expense during the first nine months of 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Other Financial Information
SELECTED BALANCE SHEET INFORMATION
The tables below provide selected financial information from the unaudited Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(in millions)	2024	2023
Inventories:
Raw materials	$536	$409
Work-in-progress	10	12
Finished goods	826	742
Total	1,372	1,163
Allowance for excess and obsolete inventories	(21)	(21)
Total Inventories	$1,351	$1,142
Prepaid expenses and other current assets:
Other receivables	$152	$135
Prepaid income taxes	240	196
Customer incentive programs	49	24
Derivative instruments	33	15
Prepaid marketing	24	20
Spare parts	124	111
Income tax receivable	16	16
Other	105	81
Total prepaid expenses and other current assets	$743	$598
Other non-current assets:
Operating lease right-of-use assets	$841	$876
Customer incentive programs	47	45
Derivative instruments	7	3
Equity securities	76	69
Other	168	156
Total other non-current assets	$1,139	$1,149
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

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
Unrealized mark-to-market (gains) losses
Vita Coco	$(1)	$1	$(4)	$(16)
Rabbi trust	(2)	1	(4)	(3)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	September 30,	December 31,
(in millions)	2024	2023
Accrued expenses:
Accrued customer trade	$374	$477
Accrued compensation	198	208
Insurance reserve	66	50
Accrued interest	152	72
Other accrued expenses	498	435
Total accrued expenses	$1,288	$1,242
Other current liabilities:
Dividends payable	$311	$299
Income taxes payable	65	29
Operating lease liability	121	114
Finance lease liability	112	106
Derivative instruments	112	150
Other	15	16
Total other current liabilities	$736	$714
Other non-current liabilities:
Operating lease liability	$758	$793
Finance lease liability	655	620
Pension and post-retirement liability	31	35
Insurance reserves	90	85
Derivative instruments	252	201
Deferred compensation liability	33	32
Other	82	67
Total other non-current liabilities	$1,901	$1,833
Accounts Payable
We have agreements with third party administrators which allow participating suppliers to track our payment obligations, and, if voluntarily elected by the supplier, to sell our payment obligations to financial institutions. Suppliers can sell one or more of our payment obligations, at their sole discretion, and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Outstanding obligations confirmed as valid included in accounts payable as of September 30, 2024 and December 31, 2023 were $1,786 million and $2,389 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Commitments and Contingencies
KDP is occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $2 million and $12 million, respectively, as of September 30, 2024 and December 31, 2023. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
16. Restructuring
RESTRUCTURING PROGRAMS
2023 CEO Succession and Associated Realignment
In 2023, we began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of Tim Cofer as Chief Operating Officer, effective November 6, 2023, with Mr. Cofer succeeding Robert Gamgort as our CEO during the second quarter of 2024. We are also realigning our executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives. The program is expected to incur charges of approximately $55 million, primarily driven by severance costs, which are expected to be incurred through 2024, and the sign-on bonus for Mr. Cofer.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
2024 Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. The program initially included the closure of our manufacturing facility in Williston, Vermont, with operations and employees relocating to other existing manufacturing locations. The relocation began during the second quarter of 2024 and was completed in the third quarter of 2024. In July 2024, we also announced the closure of our Windsor, Virginia manufacturing facility, which is expected to begin in the first quarter of 2025. Our restructuring program also encompasses other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
The restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $125 million to $145 million, primarily comprised of asset related costs, through the second quarter of 2025.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	Third Quarter		First Nine Months
(in millions)	2024	2023	2024	2023
2023 CEO Succession and Associated Realignment	$3	$25	$16	$25
2024 Network Optimization	24	—	45	—
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of January 1, 2024	$27
Charges to expense	11
Cash payments	(11)
Balance as of September 30, 2024	$27
17. Transactions with Related Parties
REPURCHASE OF KDP COMMON STOCK
In March 2024, JAB BevCo B.V., a subsidiary of JAB, sold 100 million shares of KDP’s common stock through an underwritten secondary offering. In connection with this offering, we repurchased 35 million shares at the per-share price paid by the underwriter, for a total of $1,012 million, which was effected under our existing share repurchase program.
18. Subsequent Event
On October 23, 2024, we entered into a definitive agreement with GHOST, and certain other parties named therein, to acquire a controlling interest in GHOST. Under the terms of the agreement, we will initially purchase a 60% stake in GHOST for aggregate consideration of $990 million and, upon the closing of that transaction, we will enter into a subsequent agreement with GHOST, which will require the remaining equityholders of GHOST to sell their resulting 40% stake in GHOST to us in 2028. The transaction is subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts and projections and the possibility that we are unable to successfully complete the GHOST transaction on the anticipated terms and timing or to successfully integrate GHOST into our business, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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
EXECUTIVE SUMMARY
Financial Overview - Third Quarter of 2024 as compared to Third Quarter of 2023

As Reported, in millions (except EPS)

Key Events During the Third Quarter of 2024
Acquisition of Strategic Assets from Kalil Bottling Company
In August 2024, we completed the Kalil Acquisition, which was previously announced on May 31, 2024. As a result, our DSD operations gained new bottling and distribution rights in Arizona to key KDP brands, including Canada Dry, 7UP, A&W, Snapple, and Core Hydration. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.
Increase in Quarterly Dividend
On September 12, 2024, we announced a 7.0% increase in our annualized dividend rate to $0.92 per share, from the previous annualized rate of $0.86 per share, effective with the regular quarterly cash dividend announced on the same day.
Definitive Agreement to Acquire GHOST
On October 23, 2024, we entered into a definitive agreement with GHOST, and certain other parties named therein, to acquire a controlling interest in GHOST. Founded in 2016, GHOST is a lifestyle sports nutrition business with a portfolio anchored by GHOST Energy, a leading ready-to-drink energy brand.
Under the terms of the agreement, we will initially purchase a 60% stake in GHOST for aggregate consideration of $990 million and, upon the closing of that transaction, we will enter into a subsequent agreement with GHOST, which will require the remaining equityholders of GHOST to sell their resulting 40% stake in GHOST to us in 2028. The transaction is subject to customary closing conditions.

RESULTS OF OPERATIONS
Third Quarter of 2024 Compared to Third Quarter of 2023
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the third quarter of 2024 and 2023:

	Third Quarter		Dollar	Percentage
($ in millions, except per share amounts)	2024	2023	Change	Change
Net sales	$3,891	$3,805	$86	2.3%
Cost of sales	1,751	1,694	57	3.4
Gross profit	2,140	2,111	29	1.4
Selling, general and administrative expenses	1,245	1,217	28	2.3
Impairment of intangible assets	—	2	(2)	NM
Other operating expense, net	(7)	(4)	(3)	NM
Income from operations	902	896	6	0.7
Interest expense, net	106	237	(131)	(55.3)
Other income, net	(6)	(5)	(1)	20.0
Income before provision for income taxes	802	664	138	20.8
Provision for income taxes	186	146	40	NM
Net income	$616	$518	98	18.9

Earnings per common share:
Basic	$0.45	$0.37	$0.08	21.6%
Diluted	0.45	0.37	0.08	21.6

Gross margin	55.0%	55.5%		(50) bps
Operating margin	23.2%	23.5%		(30) bps
Effective tax rate	23.2%	22.0%		120 bps
Sales Volume. The following table provides the percentage change in sales volume for the third quarter of 2024 compared to the prior year period:

Percentage Change
LRB	3.5%
K-Cup pods	1.0
Appliances	13.9

Net Sales. Net sales increased $86 million, or 2.3%, to $3,891 million for the third quarter of 2024 compared to $3,805 million in the prior year period. This performance reflected volume/mix growth of 3.5%, partially offset by unfavorable impacts from FX translation (0.8%) and net price realization (0.4%).
Gross Profit. Gross profit increased $29 million, or 1.4%, to $2,140 million for the third quarter of 2024 compared to $2,111 million in the prior year period. This performance primarily reflected a net benefit from changes in ingredients, materials, and productivity (3 percentage points), partially offset by increases in other manufacturing costs (1 percentage point).
Selling, General and Administrative Expenses. SG&A expenses increased $28 million, or 2.3%, to $1,245 million for the third quarter of 2024 compared to $1,217 million in the prior year period, primarily driven by unfavorable changes in unrealized commodity mark-to-market activity (4 percentage points), partially offset by reduced costs associated with restructuring and productivity projects (2 percentage points).
Income from Operations. Income from operations increased $6 million, or 0.7%, to $902 million for the third quarter of 2024, compared to $896 million in the prior year period, as our increase in gross profit was almost fully offset by increased SG&A expenses.
Interest Expense. Interest expense decreased $131 million, or 55.3%, to $106 million for the third quarter of 2024 compared with $237 million in the prior year period. This change reflected favorable year-over-year changes in unrealized mark-to-market activity (71 percentage points), partially offset by increased weighted average borrowings (17 percentage points).
Net Income. Net income increased $98 million, or 18.9%, to $616 million for the third quarter of 2024 as compared to $518 million in the prior year period, primarily driven by reduced interest expense.
Diluted EPS. Diluted EPS increased 21.6% to $0.45 per diluted share for the third quarter of 2024 as compared to $0.37 in the prior year period.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our segments for the third quarter of 2024 and 2023, as well as other amounts necessary to reconcile our segment results to our consolidated results presented in accordance with U.S. GAAP.

	Third Quarter
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$2,390	$2,270
U.S. Coffee	976	1,012
International	525	523
Total net sales	$3,891	$3,805

Income from operations
U.S. Refreshment Beverages	$722	$676
U.S. Coffee	254	293
International	157	139
Unallocated corporate costs	(231)	(212)
Income from operations	$902	$896

U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$2,390	$2,270	$120	5.3%
Income from operations	722	676	46	6.8
Operating margin	30.2%	29.8%		40 bps
Sales Volume. Sales volume for the third quarter of 2024 increased 3.7% compared to the prior year period, driven by growth in carbonated soft drinks, as well as contributions from partnerships such as Electrolit and C4.
Net Sales. Net sales increased 5.3% to $2,390 million for the third quarter of 2024, compared to $2,270 million in the prior year period, driven by volume/mix growth of 4.0% and favorable net price realization of 1.3%.
Income from Operations. Income from operations increased $46 million, or 6.8%, to $722 million for the third quarter of 2024, compared to $676 million for the prior year period. This performance primarily reflects the gross profit impact of net sales growth (8 percentage points), earned equity from the achievement of milestones associated with certain distribution agreements (3 percentage points), and a net benefit from changes in ingredients, materials, and productivity (2 percentage points), partially offset by increases in transportation and warehousing expenses (4 percentage points) and other manufacturing costs (3 percentage points).
U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$976	$1,012	$(36)	(3.6)%
Income from operations	254	293	(39)	(13.3)
Operating margin	26.0%	29.0%		(300) bps
Sales Volume. K-Cup pod volume decreased 0.4% in the third quarter of 2024 compared to the prior year period. Appliance volume increased 14.2% compared to the prior year period, driven by Keurig market share momentum and improving coffeemaker category trends.
Net Sales. Net sales decreased 3.6% to $976 million for the third quarter of 2024 compared to net sales of $1,012 million in the prior year period, reflecting unfavorable net price realization of 6.3%, partially offset by volume/mix growth of 2.7%.
Income from Operations. Income from operations decreased $39 million, or 13.3%, to $254 million for the third quarter of 2024, compared to $293 million for the prior year period, primarily reflecting the gross profit impact of the decrease in net sales (21 percentage points) and losses on the disposal of assets related to our 2024 Network Optimization program (4 percentage points), partially offset by the net benefit from changes in ingredients, materials, and productivity (11 percentage points).

INTERNATIONAL
The following table provides selected information about our International segment's results:

	Third Quarter		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$525	$523	$2	0.4%
Income from operations	157	139	18	12.9
Operating margin	29.9%	26.6%		330 bps
Sales volume. The following table provides the percentage change in sales volume for the International segment compared to the prior year period:

Percentage Change
LRB	2.6%
K-Cup pods	10.7
Appliances	10.1
Net Sales. Net sales increased 0.4% to $525 million in the third quarter of 2024, compared to $523 million for the prior year period, reflecting higher net price realization of 3.4% and volume/mix growth of 3.1%, which was largely offset by unfavorable FX translation impacts of 6.1%.
Income from Operations. Income from operations increased $18 million, or 12.9%, to $157 million for the third quarter of 2024 compared to $139 million in the prior year period. This performance primarily reflected the favorable net price realization (13 percentage points) and the net benefit from changes in ingredients, materials, and productivity (6 percentage points), partially offset by increased transportation and warehousing expenses (7 percentage points).

First Nine Months of 2024 Compared to First Nine Months of 2023
Consolidated Operations
The following table sets forth our unaudited condensed consolidated results of operations for the first nine months of 2024 and 2023:

	First Nine Months		Dollar Change	Percentage Change
($ in millions, except per share amounts)	2024	2023
Net sales	$11,281	$10,947	$334	3.1%
Cost of sales	5,029	5,051	(22)	(0.4)
Gross profit	6,252	5,896	356	6.0
Selling, general and administrative expenses	3,716	3,654	62	1.7
Impairment of intangible assets	—	2	(2)	NM
Other operating (income) expense, net	8	(9)	17	NM
Income from operations	2,528	2,249	279	12.4
Interest expense	488	432	56	13.0
Other income, net	(28)	(41)	13	NM
Income before provision for income taxes	2,068	1,858	210	11.3
Provision for income taxes	483	370	113	30.5
Net income	$1,585	$1,488	97	6.5

Earnings per common share:
Basic	$1.16	$1.06	$0.10	9.4%
Diluted	1.16	1.05	0.11	10.5

Gross margin	55.4%	53.9%		150 bps
Operating margin	22.4%	20.5%		190 bps
Effective tax rate	23.4%	19.9%		350 bps
Sales Volume. The following table provides the percentage change in sales volume compared to the prior year period:

Percentage Change
LRB	0.9%
K-Cup pods	0.5
Appliances	12.0
Net Sales. Net sales increased $334 million, or 3.1%, to $11,281 million for the first nine months of 2024 compared to $10,947 million in the prior year period. This performance reflected volume/mix growth of 1.7% and favorable net price realization of 1.4%.
Gross Profit. Gross profit increased $356 million, or 6.0%, to $6,252 million for the first nine months of 2024 compared to $5,896 million in the prior year period. This performance primarily reflected a net benefit from changes in ingredients, materials, and productivity (3 percentage points), the gross profit impact of net sales growth (3 percentage points), and earned equity from the achievement of milestones associated with certain distribution agreements (1 percentage point), partially offset by increases in other manufacturing costs (1 percentage point).
Selling, general and administrative expenses. SG&A expenses increased $62 million, or 1.7%, to $3,716 million for the first nine months of 2024 compared to $3,654 million in the prior year period, led by higher people costs.
Other operating (income) expense, net. Other operating (income) expense, net reflected an unfavorable change of $17 million from the prior year period, primarily driven by losses on the disposal of assets related to our 2024 Network Optimization program.

Income from Operations. Income from operations increased $279 million, or 12.4%, to $2,528 million for the first nine months of 2024 compared to $2,249 million in the prior year period, primarily driven by increased gross profit, partially offset by increased SG&A expenses.
Interest Expense. Interest expense increased $56 million to $488 million for the first nine months of 2024 compared to $432 million for the prior year period, primarily driven by increased weighted average borrowings (29 percentage points), which was partially offset by a favorable year-over-year change in unrealized mark-to-market activity (14 percentage points).
Effective Tax Rate. The effective tax rate increased 350 bps to 23.4% for the first nine months of 2024, compared to 19.9% in the prior year period, primarily driven by the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment (150 bps) and a shift in the mix of income from lower tax jurisdictions to higher tax jurisdictions (100 bps).
Net Income. Net income increased $97 million, or 6.5%, to $1,585 million for the first nine months of 2024 as compared to $1,488 million in the prior year period, driven by increased income from operations, partially offset by increases in our effective tax rate and interest expense.
Diluted EPS. Diluted EPS increased 10.5% to $1.16 per diluted share for the first nine months of 2024 as compared to $1.05 in the prior year period.
Results of Operations by Segment
The following tables provide net sales and income from operations for our reportable segments for the first nine months of 2024 and 2023, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP.

	First Nine Months
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$6,890	$6,607
U.S. Coffee	2,837	2,913
International	1,554	1,427
Total net sales	$11,281	$10,947

Income from operations
U.S. Refreshment Beverages	$2,054	$1,795
U.S. Coffee	730	775
International	419	331
Unallocated corporate costs	(675)	(652)
Total income from operations	$2,528	$2,249

U.S. REFRESHMENT BEVERAGES
The following table provides selected information about our U.S. Refreshment Beverages segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$6,890	$6,607	$283	4.3%
Income from operations	2,054	1,795	259	14.4
Operating margin	29.8%	27.2%		260 bps
Sales Volume. Sales volume for the first nine months of 2024 decreased approximately 0.3% compared to the prior year period, as growth in carbonated soft drinks, as well as the contributions from partnerships such as Electrolit and C4, were offset by softness in our still portfolio.
Net Sales. Net sales increased 4.3% to $6,890 million in the first nine months of 2024, compared to $6,607 million in the prior year period, driven by favorable net price realization of 3.2% and volume/mix growth of 1.1%.
Income from Operations. Income from operations increased $259 million, or 14.4%, to $2,054 million for the first nine months of 2024 compared to $1,795 million for the prior year period. This performance was led by the gross profit impact of net sales growth (10 percentage points), a net benefit from changes in ingredients, materials, and productivity (4 percentage points), and earned equity from the achievement of milestones associated with certain distribution agreements (4 percentage points).
U.S. COFFEE
The following table provides selected information about our U.S. Coffee segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$2,837	$2,913	$(76)	(2.6)%
Income from operations	730	775	(45)	(5.8)
Operating margin	25.7%	26.6%		(90) bps
Sales Volume. K-Cup pod volume decreased 0.4% for the first nine months of 2024 compared to the prior year period. Appliance volume increased 12.4% in the first nine months of 2024, driven by Keurig market share momentum and improving coffeemaker category trends.
Net Sales. Net sales decreased 2.6% to $2,837 million for the first nine months of 2024 compared to $2,913 million in the prior year period, driven by unfavorable net price realization of 3.7%, partially offset by volume/mix growth of 1.1%.
Income from Operations. Income from operations decreased $45 million, or 5.8%, to $730 million for the first nine months of 2024, compared to $775 million in the prior year period, driven by the gross profit impact of the net sales decrease (13 percentage points) and costs associated with our 2024 Network Optimization program (4 percentage points), partially offset by a net benefit from changes in ingredients, materials, and productivity (8 percentage points) and lower people costs (1 percentage points).

INTERNATIONAL
The following table provides selected information about our International segment's results:

	First Nine Months		Dollar Change	Percentage Change
(in millions)	2024	2023
Net sales	$1,554	$1,427	$127	8.9%
Income from operations	419	331	88	26.6
Operating margin	27.0%	23.2%		380 bps
Sales Volume. The following table provides the percentage change in sales volume for the International segment compared to the prior year period:

Percentage Change
LRB	6.0%
K-Cup pods	6.9
Appliances	8.3
Net Sales. Net sales increased 8.9% to $1,554 million in the first nine months of 2024, compared to $1,427 million in the prior year period, reflecting volume/mix growth of 6.1% and higher net price realization of 3.4%, partially offset by unfavorable FX translation of 0.6%.
Income from Operations. Income from operations increased $88 million, or 26.6%, to $419 million for the first nine months of 2024 compared to $331 million in the prior year period. This performance reflected the gross profit impact of net sales growth (26 percentage points) and a net benefit from changes in ingredients, materials, and productivity (6 percentage points), partially offset by higher marketing investment (6 percentage points) and increased transportation and warehousing expenses (5 percentage points).
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
The following summarizes our cash activity for the first nine months of 2024 and 2023:
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

Sources of Liquidity - Operations
Net cash provided by operating activities increased $338 million for the first nine months of 2024, as compared to the first nine months of 2023, driven by the favorable comparison in working capital versus the prior year period.
Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	September 30,
	2024	2023
DIO	67	72
DSO	35	32
DPO	98	127
Cash conversion cycle	4	(23)
Our cash conversion cycle increased 27 days to approximately 4 days as of September 30, 2024 as compared to (23) days as of September 30, 2023, which was primarily driven by the decrease in DPO, reflecting the reduction of payment terms for certain suppliers.
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
As of September 30, 2024, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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
Regular Quarterly Dividends
We have declared total dividends of $0.66 per share and $0.615 per share for the first nine months of 2024 and 2023, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We repurchased and retired $1,105 million of common stock during the first nine months of 2024. As of September 30, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.

Capital Expenditures
Purchases of property, plant and equipment were $398 million and $271 million for the first nine months of 2024 and 2023, respectively.
Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in accounts payable and accrued expenses, for the first nine months of 2024 and 2023 primarily related to investments in manufacturing capabilities, both in the U.S. and internationally. Capital expenditures included in accounts payable and accrued expenses were $164 million and $196 million for the first nine months of 2024 and 2023, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option. Investments in unconsolidated affiliates were $7 million and $308 million for the first nine months of 2024 and 2023, respectively.
Acquisitions of Businesses and Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions could be accounted for either as an acquisition of a business or as an asset acquisition, as the majority of the transaction price represents the acquisition of a single intangible asset. In the third quarter of 2024, we completed the Kalil Acquisition for total consideration of $103 million. Purchases of intangible assets were $49 million and $55 million for the first nine months of 2024 and 2023, respectively.
Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by inflation, global economic uncertainty and fluctuations in interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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

The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the First Nine Months of 2024
Net sales	$7,173
Gross profit	3,805
Income from operations	1,178
Net income	1,585

(in millions)	September 30, 2024	December 31, 2023
Current assets	$2,287	$1,957
Non-current assets	48,721	48,029
Total assets(1)	$51,008	$49,986

Current liabilities	$5,730	$6,749
Non-current liabilities	19,436	16,689
Total liabilities(2)	$25,166	$23,438
(1)Includes $157 million and $56 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $1,549 million and $1,399 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2024 and December 31, 2023, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2024, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
On September 10, 2024, the SEC approved a settlement to resolve an investigation, which we previously disclosed, of certain statements in our prior Exchange Act reports regarding the recyclability of our K-Cup pods. To settle the SEC’s charges, and without admitting or denying the SEC’s findings, the Company paid a civil penalty of $1.5 million.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the third quarter of 2024. As of September 30, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.
Item 5. Other Information
During the third quarter of 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 24, 2024