Form 10-K
period 2024-12-31
Keurig Dr Pepper Inc.
filed 2025-02-25
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
As of June 30, 2024, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $35.5 billion (based on the closing sales price of the registrant's common stock on that date). As of February 21, 2025, there were 1,356,750,877 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

MASTER GLOSSARY

Term	Definition
2009 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2009 (formerly known as the Dr Pepper Snapple Group, Inc. Omnibus Stock Incentive Plan of 2009)
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in February 2022
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV, a related party of KDP as of December 31, 2024
AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Central States	The Central States, Southeast and Southwest Areas Pension Fund
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CISO	Chief Information Security Officer
Coca-Cola	The Coca-Cola Company
CODM	Chief Operating Decision Maker
CSD	Carbonated soft drink
DIO	Days inventory outstanding
DPO	Days of payables outstanding
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
DSD	Direct Store Delivery, KDP’s route-to-market whereby finished beverages are delivered directly to retailers
DSO	Days sales outstanding
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC, a Delaware limited liability company
GHOST Transactions	The series of transactions by which KDP acquired 60% of the interests in GHOST effective December 31, 2024, agreed to purchase the remaining 40% of the interests in GHOST in 2028, and obtained the rights to distribute GHOST products effective March 3, 2025
IT	Information technology
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
JPMorgan	JPMorgan Chase Bank, N.A.
Kalil	Kalil Bottling Company
Kalil Acquisition	The acquisition of all production, sales, and distribution assets of Kalil by KDP on August 9, 2024
i

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Term	Definition
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
La Colombe	La Colombe Holdings, Inc.
LRB	Liquid refreshment beverages
Nasdaq	The Nasdaq Stock Market LLC
Notes	Collectively, KDP's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
PepsiCo	PepsiCo, Inc.
Peet's	Peet's Coffee & Tea, Inc.
PET	Polyethylene terephthalate, which is used to make KDP's plastic bottles
PFAS	Per- and polyfluoroalkyl substances
PRMB	Post-retirement medical benefit
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, pursuant to Regulation 14A under the Exchange Act
PSU	Performance stock unit
Revive	Revive Brands, a wholly-owned subsidiary of KDP
rPET	Post-consumer recycled PET
RSU	Restricted stock unit
RTD	Ready to drink
RVG	Residual value guarantee
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
Term Loan Agreement	Term loan agreement entered into on October 25, 2024, among KDP, the lenders party thereto and Bank of America, N.A., as administrative agent.
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with a single sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
Walmart	Walmart Inc.
WD	Warehouse Direct, KDP’s route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process
References throughout this Annual Report on Form 10-K to “KDP”, "we", “us”, and "our", refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in our audited Consolidated Financial Statements.
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
ii

PART I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. KDP has a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, Snapple, 7UP, Green Mountain Coffee Roasters, GHOST, Clamato, Core Hydration, and The Original Donut Shop, as well as the Keurig brewing system. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We have a portfolio of more than 125 owned, licensed, and partner brands, as well as powerful distribution capabilities.
KDP was created on July 9, 2018, through the combination of the business operations of Keurig, a leading producer of innovative single serve brewing systems and specialty coffee in the U.S. and Canada, and DPS, a company built over time through a series of strategic acquisitions that brought together iconic beverage brands in North America. Today, we trade on Nasdaq under the symbol KDP.
OUR STRENGTHS AND STRATEGY
Our strategic framework starts with our purpose to Drink Well. Do Good. We aim to enhance the experience of every beverage occasion and to make a positive impact for people, communities, and the planet. Our vision is to be a total beverage leader, offering a beverage for every need, anytime, anywhere. We support our purpose and vision with five key strategies:
Champion consumer-obsessed brand building. We own a diverse portfolio of well-known beverage brands. Many of our brands enjoy high levels of consumer awareness, preference, and loyalty rooted in their rich heritage. This portfolio provides our customers with a wide variety of products to meet consumers' needs and provides us with a platform for growth and profitability. We drive growth in our business through investments in innovation, renovation, and marketing to support our portfolio of owned brands and partnerships with other leading beverage brands. We lead with deep consumer insights that inform our brand positioning and surface opportunities to address unmet needs. We have a robust innovation program, which is designed to meet consumers' changing flavor and beverage preferences and to grow our share of beverage occasions.
Amplify our route-to-market advantage. We have strategically-located distribution capabilities, which enable us to better align our operations with our customers and our sales channels, to ensure our products are available to meet consumer demand, to reduce transportation costs, and to have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 7,100 vehicles in the U.S. and 2,200 in Mexico, as well as third party logistics providers.
With our Keurig.com website, we have a leading direct-to-consumer e-commerce platform which provides us insights and expertise in the e-commerce channel. We have been able to translate those insights and experiences to our LRB business as the number of fulfillment options that are better suited economically for beverages has evolved, leading to growth in the e-commerce channel. We continually invest in digital tools and capabilities as part of our route-to-market strategy, and as one element of a holistic digital transformation across KDP.
Shape our now and next beverage portfolio. We have cultivated relationships with leading beverage brands to create long-term partnerships that enable us and our partners to benefit equitably in future value creation, and where appropriate, we bring these partner brands into our owned portfolio through acquisitions. We continually evaluate making investments in companies that fill in whitespace in our portfolio.
Generate fuel for growth. We focus on critical transformational investments that drive continuous productivity and network optimization. We also maintain an emphasis on lean overheads in order to drive increasing operating leverage and fund our investments in our growth opportunities.
Dynamically allocate capital. Our highly efficient business model, focused on an optimized capital structure, gives us optionality to invest internally and pursue investments, partnerships, acquisitions, or other opportunities to continue to drive growth and create value.

OUR PRODUCTS AND OPERATING STRUCTURE
We are a leading integrated brand owner, manufacturer, and distributor of beverages in the U.S., Canada, Mexico, and the Caribbean.
Operating and Reportable Segments
As of December 31, 2024, our operating structure consists of three operating and reportable segments: U.S. Refreshment Beverages, U.S. Coffee, and International. Segment financial data, including financial information about foreign and domestic operations, is included in Note 8 of the Notes to our Consolidated Financial Statements.
U.S. Refreshment Beverages
Our U.S. Refreshment Beverages segment is a brand owner, manufacturer, and distributor of LRBs in the U.S. In this segment, we manufacture and distribute beverage concentrates, syrups, and finished beverages of our brands to third-party bottlers, distributors, retailers, and, ultimately, the end consumer.
We manufacture beverage concentrates and syrups, which we then sell throughout the U.S. to third party bottlers or use them in our own manufacturing systems. Beverage concentrates, which are highly concentrated proprietary flavors, are combined with carbonation, water, sweeteners, and other ingredients, packaged in cans, bottles, or other packaging, and sold as a packaged beverage to retailers and, ultimately, the end consumer. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
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
Key brands in this segment include Dr Pepper, Canada Dry, Mott’s, A&W, 7UP, Snapple, Sunkist soda, Squirt, C4 Energy, Hawaiian Punch, Electrolit, Core Hydration, Bai, Evian, Clamato, Yoo-Hoo, Vita Coco, and Big Red.
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
We manufacture and sell 100% of the K-Cup pods of our owned and licensed brands, including Green Mountain Coffee Roasters, The Original Donut Shop, and McCafé, to retailers, away from home channel participants, and end-use consumers. We manufacture K-Cup pods for our partner brands, who in turn sell them to retailers and consumers. Our partner brands include Starbucks, Dunkin', Folgers, and Peet's, among others. We have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings and Bigelow. We produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's. Generally, we are able to sell these partner brands to our away from home channel participants and directly to consumers through our website at www.keurig.com. We also participate in private label manufacturing arrangements.

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
•Sales in Canada from the manufacture and distribution of finished goods relating to our single serve brewers, K-Cup pods, and other coffee products to partners and retailers, as well as directly to consumer through our website at www.keurig.ca. Key K-Cup pod brands include McCafé, Tim Hortons, and Van Houtte, as well as other partner and private label brands.
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
Effective December 31, 2024, we acquired a controlling interest in GHOST. Founded in 2016, GHOST is a lifestyle sports nutrition business with a portfolio anchored by GHOST Energy, a leading ready-to-drink energy brand. We initially purchased a 60% stake in GHOST, and we also entered into an agreement which requires us to buy the remaining 40% of GHOST in 2028.
During 2024, we launched our Keurig K-Brew+Chill brewer that features Quick Chill Technology which delivers iced beverages at temperatures below 60 degrees straight from the brewer, as well as the ability to brew hot beverages. In addition, we announced our multi-year innovation agenda with the Keurig Alta brewer and K-Rounds plastic- and aluminum-free pods.
We debuted Canada Dry Fruit Splash, which partners classic ginger ale with cherry flavors and a splash of real fruit juice, as well as a limited edition offering of Dr Pepper Creamy Coconut. We launched Mott’s Active, a hydrating juice beverage for kids with naturally sourced electrolytes, no added sugar, and no artificial flavors, in Blastin’ Berry and Watermelon Burst.
We entered into new partnerships with The Brooklyn Roasting Company, Kahawa 1893, Killah Coffee, and Punk Bunny Coffee, among others, to provide their signature coffee blends in K-Cup pod format.
We expanded our partnership with Black Rifle Coffee Company to include a sales and distribution agreement for Black Rifle Energy. We also entered into an agreement with Nutrabolt to distribute Bloom RTD energy beverages. We began distributing under both of these agreements during the fourth quarter of 2024.

CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores, and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances, and accessories directly from us. Our portfolio of strong brands, operational scale and experience in the beverage industry has enabled us to maintain strong relationships with major retailers throughout the U.S., Canada, and Mexico. Our largest retailer, Walmart, represented approximately 16% of our consolidated net sales in 2024. Net sales to Walmart are included in all reportable segments.
Bottlers and Distributors
In the U.S. and Canada, we generally grant manufacturing and distribution licenses for our carbonated soft drinks to bottlers for specific geographic areas that are typically exclusive and long-term. These bottlers may be affiliated with Coca-Cola or with PepsiCo, or they may be independent. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and from selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause or change in control, and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. These bottlers and distributor agreements may also contain provisions for fountain distribution rights, which are not exclusive for a territory, but generally do restrict bottlers from carrying imitative product in the territory.
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
End-use Consumers
We have robust e-commerce platforms at www.keurig.com and www.keurig.ca where end-use consumers can purchase brewers, accessories, K-Cup pods, and other coffee products, such as bagged traditional coffee and cold brew.

COMPETITORS
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection, and convenience, among other factors. We compete with multinational corporations with significant financial resources. In our bottling and manufacturing operations, we also compete with a number of smaller bottlers and distributors and a variety of smaller, regional, and private label manufacturers.
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

In many countries outside the U.S., Canada, and Mexico, the manufacturing and distribution rights to many of our CSD brands, including our Dr Pepper trademark and formula, are owned by third parties, including, in certain cases, competitors such as Coca-Cola.
We hold U.S. and international patents related to Keurig brewers and coffee pod technology. Of these, a majority are utility patents and the remainder are design patents. We view these patents as valuable assets but we do not view any single patent as critical to our success. We also have pending patent applications associated with our brewers and with coffee pod technology. We take steps that we believe are appropriate to protect such innovation.
Licensing Arrangements
We license various trade names from our partners in order to manufacture and distribute K-Cup pods. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada, and may include royalty payments, upfront payments, or some combination of the two, to the partner in order to use their trade names to manufacture and/or distribute the K-Cup pods.
We license various trademarks from third parties, which generally allow us to manufacture and distribute certain products or brands throughout the U.S. and/or Canada and Mexico. For example, we license trademarks for Sunkist soda and Rose's from third parties. Although these licenses vary in length and other terms, they generally are long-term, cover the entire U.S. and/or Canada and Mexico and generally include a royalty payment to the licensor.
For beverages in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third party partners, which generally allow us to sell and distribute certain products or brands throughout the U.S., Canada, or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term and require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company. As of December 31, 2024, our portfolio of partner brands included, but was not limited to, C4 energy drinks, Electrolit instant hydration beverages, evian water, Vita Coco coconut water, Polar Beverages seltzer water, La Colombe shelf-stable RTD coffee, Black Rifle Coffee Company energy drinks, and Peet's RTD coffee.
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
HUMAN CAPITAL RESOURCES
Our Employees
We have approximately 29,400 employees, primarily located in North America. In the U.S., we have approximately 22,400 employees, of which approximately 5,100 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 5,300 employees, of which approximately 4,000 are covered by union collective bargaining agreements. In Canada, we have approximately 1,400 employees, with approximately 400 covered by union collective bargaining agreements. We also have approximately 300 employees in Europe and Asia.
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

Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, and that create a culture of well-being and inclusiveness, designed to support each team member’s unique needs. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance, retirement benefits, and disability benefits, as well as assistance with major life activities such as adoption, childbirth, and eldercare, among other benefits.
Our Culture
Together with our employees, we created a set of core values that define how we work together and are the cornerstone of KDP's culture. We embrace a challenger mindset, which, together with our strategy and core values, are the unifying force for our team and guide our actions, each and every day. Our four core values are:
•Team First. Win together. Be the kind of person you want on your team.
•Deliver Big. Achieve our commitments. Then push beyond the expected.
•Think Bold. Challenge the usual. Dare to try something new.
•Be Fearless and Fair. Tell the truth with courage. Listen and act with respect.
Additionally, we have adopted a corporate code of conduct that applies to all of our employees, officers, and our Board, which lays the foundation for ethical behavior for our team. Our code of conduct is available on our website at http://www.keurigdrpepper.com.
Just as each of our brands brings its own personality to our product portfolio, each of our employees brings their own unique set of experiences, perspectives, and flavor to our business. We believe that to best innovate and deliver for our consumers and customers, our workforce should represent them.
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
OUR IMPACT
As a leading beverage company, we have the opportunity and responsibility to make a positive impact for people, communities, and planet. KDP Impact is our multi-year environmental, social, and governance agenda comprised of strategic initiatives that aim to make a positive impact with every drink. Rooted in action, realized through partnerships, and measured in results, we focus our commitments in the seven key impact areas where we can create meaningful change. These seven key impact areas are as follows:
•Climate and nature action
•Water use and stewardship
•Packaging and circular economy
•Human rights, responsible sourcing, and supply chain livelihoods
•Consumer health and well-being
•Employee health, safety, and well-being; and
•Corporate governance and ethics.
We are committed to transparency and disclosure of our strategies, programs, progress, and governance. Our report on our impact, which is issued annually, is available on our website at www.keurigdrpepper.com.

GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, we are subject to a variety of federal, state, and local laws and regulations in the countries in which we do business. Regulations in the U.S., as well as jurisdictions including Canada, Mexico, and the European Union, apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, packaging, advertising, and sale. For example, our products and their manufacturing, labeling, marketing, and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Robinson-Patman Act, the Clayton Act, the Sherman Act, the Lanham Act, state consumer protection laws, and state warning and labeling laws, such as the state of California’s Safe Drinking Water and Toxic Enforcement Act of 1986.
Various countries, states, provinces, and other authorities have enacted eco-taxes, extended producer responsibility laws, deposit or reuse/refill mandates, fees on certain products or packaging, restrictions or bans on the use of certain types of packaging, including single-use plastics, and regulations on PFAS, and other chemicals of concern. Regulators have also expressed concerns about the processing and use of particular ingredients or additives in beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products or packaging, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. Certain cities and municipalities within the U.S. have passed various taxes on the distribution of sugar-sweetened and diet beverages, which are at different stages of enactment. We expect that legislation or regulations like those described above will continue to be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere.
OTHER INFORMATION
We are required to file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, are also available free of charge on our website at http://www.keurigdrpepper.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information on any of our websites is not incorporated by reference in this document or any of our other filings with the SEC.
MARKET AND INDUSTRY DATA
The market and industry data in this Annual Report on Form 10-K is from Circana, an independent industry source, and is based on retail dollar sales and sales volumes in 2024. Although we believe that this independent source is reliable, we have not verified the accuracy or completeness of this data or any assumptions underlying such data. Circana is a market information provider, primarily serving consumer packaged goods manufacturers and retailers. We use Circana data as our primary management tool to track market performance because it has broad and deep data coverage, is based on consumer transactions at retailers, and is reported to us weekly. Circana data provides measurement and analysis of marketplace trends such as market share, retail pricing, promotional activity, and distribution across various channels, retailers, and geographies. Measured categories provided to us by Circana include K-Cup pods, carbonated soft drinks, RTD teas and coffee, single serve and multi-serve juice and juice drinks, sports drinks, energy drinks, still waters, carbonated waters, and non-alcoholic mixers. Circana also provides data on other food items such as apple sauce. Circana data we present in this report is compiled from scanner transactions in key retail channels, including grocery stores, mass merchandisers (including Walmart), club stores (excluding Costco), drug chains, convenience stores, and gas stations. However, this data does not include the fountain or vending channels, or small independent retail outlets, which together represent a meaningful portion of the U.S. beverage market. This data does not include certain customers and e-commerce sales which represents a significant portion of our U.S. Coffee segment. Our market share data for our brewers is also based on information provided by Circana. The data presented for our brewers is based upon Circana’s Consumer Tracking Service for Coffeemakers in the U.S. and represents the twelve month period ended December 31, 2024.

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
The raw materials and other supplies, including agricultural commodities (such as coffee, apples, and corn), fuel and packaging materials, transportation, and other supply chain inputs that we use for the manufacturing, production, and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, which include changes in supply and demand; supplier capacity constraints; inflation; weather conditions (including the effects of climate change); wildfires and other natural disasters; disease or pests; agricultural uncertainty; cost increases in farm inputs; health epidemics, pandemics, or other contagious outbreaks; labor shortages, strikes, or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new, increased, or retaliatory tariffs, sanctions, quotas, or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; speculation in global trading of commodities, such as coffee; or fluctuations in foreign currency exchange rates. We have been affected by a number of these factors, led by inflationary pressures on input and other costs, which may continue.
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
Consumers’ preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, including from the use of weight loss drugs, concerns or perceptions regarding the health effects or environmental impact of our products or packaging, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn, or other factors. If we do not effectively anticipate and respond to changing trends and consumer beverage preferences, including through innovation and renovation, our sales and growth could suffer.
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
In addition, adverse public opinion, third-party studies, or other allegations, whether or not valid, regarding the perceived or potential negative health effects of processing or ingredients in our beverage products, such as concerns about the caloric intake associated with soft drinks or the use of synthetic colors, nutritive and non-nutritive sweeteners or other additives in our beverages, or chemicals of concern or other substances in our ingredients or materials, may contribute to actual or threatened legal action against us, negative consumer perception of our products, new or increased taxes on our products, or additional government regulation, including new or changing restrictions on the inclusion of our products in benefit programs, such as the U.S. supplemental nutrition assistance program known as SNAP, any of which could result in decreased demand for our products or reformulations of existing products to remove such ingredients or substances, which may be costly and reduce their appeal. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing, particular ingredients used in our products, or unintentional contaminants that may be present in the water supply.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the reputation of our brands and may cause consumers to choose other products and could negatively affect our business and financial performance.
Damage to our reputation or brand image can adversely affect our business.
Our ability to maintain our reputation and the brand image of our products is important to our success. Our corporate image and reputation has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to achieve goals or maintain high standards relating to ethical and business practices, including with respect to human rights, child labor laws, workplace conditions, employee health and safety, the nutrition profile of our products, packaging, water use and impact on the environment; any failure to address health or other concerns about our products, products we distribute or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media and our response to political and social issues or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may adversely be affected.
From time to time, we acquire or invest in businesses or brands, form joint ventures, and enter into licensing and distribution agreements. If we are unable to complete such transactions or successfully integrate and develop acquired businesses, including the effective management of integration activities, we could fail to achieve the expected increases in revenues and operating results or the anticipated synergies and cost savings. Additional acquisition risks include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or customers from the acquired business, assumption of unforeseen risks and liabilities, and greater than anticipated operating costs of the acquired business. Any of these factors could adversely affect our financial results. Our quality management protocols, which are designed to ensure product quality and safety, may not be sufficiently robust to fully manage the expanded range of product offerings introduced through new investments, licensing or distribution agreements, which may increase our costs or subject us to negative publicity. In addition, we may also experience delays in extending our respective internal control over financial reporting to new acquisitions or investments, which may increase the risk of misstatements in our financial records and in our consolidated financial statements.
In evaluating strategic transactions, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. In the past we have been, and in the future we may be, unable to realize the expected benefits of acquisitions, investments or licensing or distribution agreements; it may also take longer than expected to realize the expected benefits. Our ability to manage and improve the performance of acquired businesses or brands and our other investments and ventures will impact our financial performance. We may not achieve the strategic and financial objectives for such transactions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
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
We have ongoing programs to invest and upgrade our manufacturing, distribution and other facilities, including expansive investments in our manufacturing facility in Spartanburg, South Carolina. These investments require us to rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. We have experienced delays related to the production equipment contained within our manufacturing facilities, including delays in receiving the equipment or in operating the equipment according to specifications outlined by the manufacturer, which have led to increased costs, and we may continue to experience such delays and cost increases.

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
We also license various intellectual property rights from third parties and license certain intellectual property rights to third parties. In some countries, third parties own certain intellectual property that we own in other countries. For example, the Dr Pepper trademark and formula is owned by Coca-Cola in some countries outside North America. Adverse events affecting those third parties or their products could also negatively impact our brands.
Failure to attract, retain, develop and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce such as labor shortages, employee turnover and increases in wages, could significantly impact our operations.
The labor market has experienced and may continue to experience labor shortages, inflation in labor costs and increased employee turnover, which has impacted and may continue to impact our ability to attract and retain a highly skilled and diverse workforce. Competition in the labor market for qualified employees has increased alongside current and prospective employees’ changing expectations for compensation, benefits, and flexible work models. Unplanned turnover or failure to develop and implement succession plans for senior management and other key personnel could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, including employees with specialized capabilities, can damage our business results and our reputation.

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
In October 2021, our Board authorized KDP to repurchase up to $4 billion of our outstanding common stock over a four-year period, beginning on January 1, 2022, potentially enabling us to return value to shareholders. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Under the terms of our share repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) in accordance with federal securities laws. We may fund our share repurchases through cash flow from operations, borrowings, a combination of the two, or other sources of liquidity. The actual manner, timing, amount, value and counterparties of any repurchases under the program will be determined at our discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects, and general market and economic conditions.
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

Determinations in the future that a significant impairment of the value of our goodwill and other indefinite-lived intangible assets has occurred could have a material adverse effect on our financial statements.
As of December 31, 2024, we had $53,430 million of total assets, of which $20,053 million were goodwill and $23,634 million were other intangible assets. Intangible assets include both definite and indefinite-lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, and contractual arrangements. We conduct impairment tests on goodwill and all indefinite-lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. In addition, definite-lived intangible assets, property, plant, and equipment, and equity method investments are evaluated for impairment or accelerated depreciation as circumstances indicate.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. We have in the past recorded impairments, including during the year ended December 31, 2024, and could do so again as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include changes in our financial and operating outlook and changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rates and market beta volatility, and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and our effective tax rate.
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
We regularly review our product portfolio and evaluate strategic transactions, such as equity method investments, generally to gain entry into categories where we do not participate or to expand our presence in areas where our participation is currently limited. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns and benefits as a result of the transaction, within the anticipated time frame, or at all. As these equity method investments are managed independently, we may be impacted by their business decisions or other actions, as they may have different interests than we do. We recognize a portion of our investees’ financial results within our net income based upon our ownership interest, unless the investment agreement indicates an alternative allocation of earnings or losses.
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
We rely on third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors and other business partners, for certain areas of our business, including certain finance, accounting, and IT functions, workforce management, and payroll processing. Some of our commercial partners may also receive or store information provided by us or our users through their websites, including information entrusted to them by customers. Our users’ data and customer information may be improperly accessed, used or disclosed if these third-party commercial partners fail to adopt or adhere to adequate information security practices, or fail to comply with their respective online policies, or in the event of a breach of our or their networks. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may experience business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation, a negative impact on employee morale or the loss of current or potential customers, all of which can adversely affect our business.

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
Changes in economic and financial conditions in the U.S., Canada, Mexico, or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets worldwide may impact our ability to manage normal commercial relationships with customers, suppliers, and creditors. These disruptions could have a negative impact on the ability of our customers to pay their obligations on time, the ability of our vendors to supply materials in a timely manner, or the risk of counterparty default, each of which could reduce our cash flow.
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
Unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism, or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries, such as changes in or terminations of existing trade agreements, or the imposition of tariffs (including recent U.S. tariffs imposed or threatened to be imposed on Canada, Mexico, China, and other countries, and any retaliatory actions taken by such countries), or otherwise, could impact our profitability or otherwise have an adverse effect on our business.
We have no operations in Russia, Ukraine, or the Middle East, but due to the impact of the ongoing conflicts in those regions on the global economy, we have experienced and may continue to experience supply chain constraints; inflation in input costs, logistics, manufacturing, and labor costs; volatility in fuel and commodity prices and fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations.

U.S. and international laws and regulations could adversely affect our business.
We are subject to a variety of federal, state, and local laws and regulations in the U.S., Canada, Mexico, and other countries in which we conduct business. These laws and regulations apply to many aspects of our business, including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution, pricing, and sale of our products. Other laws and regulations that may impact our business relate to competition and antitrust, the environment, relations with distributors and retailers, employment, privacy, health, and trade practices. Our expanding international business will also expose us to economic factors, regulatory requirements, increasing competition, and other risks associated with doing business in foreign countries, including import or export restrictions and tariffs. Our international business is also subject to U.S. laws, regulations, and policies, including anti-corruption and export laws and regulations.
Any significant change in laws or regulations or their interpretation, in any of these jurisdictions, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution or sale of certain of our products, particularly our beverages, as a result of ingredients (including sweeteners or alcohol) or packaging and packaging materials, which could increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance. Increasing governmental and societal attention to environmental, social, and governance matters has resulted and could continue to result in new laws or regulatory requirements, including new or expanded disclosure requirements that are expected to continue to expand the nature, scope, and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. Violations of laws or regulations could damage our reputation and/or result in criminal, civil, or administrative actions with substantial financial penalties and operational limitations.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We have been, and in the future may be, a party to various litigation, claims, legal (including regulatory) proceedings, inquiries, and investigations that may include employment, tort, contract, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection, discriminatory pricing, privacy, tax, insurance, and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s “Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses, and we establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.

Increased concerns related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Concern has grown with respect to the use or disposal of plastics and their potential impact on health and the environment, which may contribute to actual or threatened legal action against us, negative consumer perception of our products, additional government regulation, or new or increased taxes on our products. Various jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations, or policies intended to encourage the use of sustainable packaging, waste reduction, or increased recycling rates, or to restrict the sale of products utilizing certain packaging. These laws, regulations, and policies vary in form and scope between jurisdictions and include extended producer responsibility policies, plastic or packaging taxes, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, or other chemicals of concern, restrictions on labeling related to recyclability, and requirements to charge deposit fees. These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity and require us and our business partners to increase capital expenditures to invest in reducing the amount of virgin plastic or other materials used in our packaging, to develop alternative packaging or product formats or to revise product labeling, all of which can adversely affect our business and financial performance. Changes in legislation could restrict the sale of our products that use such packaging materials, which could reduce our sales and profits.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions have adopted and may seek to adopt bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and potential adverse publicity could negatively affect our sales both in California and in other markets. Regulators have also expressed concerns about the processing and use of particular ingredients or additives in beverage products. The imposition or proposed imposition of bans or restrictions on the use of certain ingredients or substances in products, or of additional limitations on the marketing or sale of our products, has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.
Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
We, and our third-party service providers, use information technology to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers, and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, information technology, human resources, and computing functions. Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. In addition, our continuity of business applications and operations has been, and may in the future be, disrupted by other issues, including cybersecurity attacks (which may include social engineering, business email compromise, cyber extortion, denial of service, attempts to exploit vulnerabilities, hacking, website defacement, theft of passwords and other credentials, or unauthorized use of computing resources for digital currency mining); issues with or errors in systems’ maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; telecommunication failures; natural disasters; terrorist attacks; unintentional or malicious actions of employees or contractors; and fires and other catastrophic occurrences and other cyber incidents.

Like most major corporations, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to identify in a timely manner or appropriately respond to cyberattacks or other cyber incidents, including with respect to third-party service providers, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data (including confidential information that we process and maintain about our employees or consumers through our e-commerce platform) through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale or the loss of current or potential customers, all of which can adversely affect our business. In addition, these risks also exist in acquired businesses, joint ventures, or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
Similar risks exist with respect to our third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors, and other business partners, that we rely upon for certain areas of our business, including payroll processing, health and benefit plan administration, and certain finance and accounting functions. When risks such as these materialize, the need for us to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, and for third party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party service providers, have not had a material effect on our business, financial condition, or results of operations, such incidents could have a material adverse effect on us in the future. Security measures, including network security, backup and disaster recovery, upgrading systems and networks, enhanced training, and other security measures to protect our systems and data, cannot guarantee that we will be successful in preventing or responding to all cyber incidents, systems disruptions, system compromises, or misuses of data. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining, and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses.
Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Privacy and data protection laws may be interpreted and applied differently from one jurisdiction to another and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could experience substantial penalties, litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, and fines or penalties related to violation of existing or future data privacy laws and regulations.
Further, as a retailer accepting debit and credit cards for payment, as well as other digital payment tools, we are subject to industry data protection standards and protocols such as the Payment Card Industry Data Security Standard. In certain circumstances, our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express, and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.

Climate change or related legislation could adversely affect our business.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, which could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain, or impact demand for our products. Climate change is already affecting the agricultural sector, and disruptions to crop growing conditions are expected to increase with extreme weather events, increasing temperatures, and changing water availability. Disruptions to crop growing conditions can cause changes in geographical ranges of crops, as well as weeds, diseases, and pests that affect those crops. These impacts have in the past and may in the future limit availability or increase the price volatility of key agricultural commodities, such as coffee, corn, citrus, cocoa, and apples, which are important sources of ingredients for our products.
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
Water is the primary ingredient in many of our products and is used across our operations. The competition for water among domestic, agricultural, and manufacturing users is increasing in the countries where we operate. Even where water is widely available, water purification and waste treatment infrastructure limitations and regulations could increase costs or constrain our operations. As water becomes scarcer, the quality of the water deteriorates, including due to the effects of climate change, or requirements on water purification or filtration increase, we may experience increased production costs; manufacturing constraints; supply chain disruption; higher compliance costs; increased capital expenditures; the interruption or cessation of operations at, or relocation of, our facilities or the facilities of our business partners; challenges to efficiency gains due to higher water usage in compliance with more stringent water quality standards; failure to achieve our water efficiency and conservation goals; perception of our failure to act responsibly with respect to water use or to effectively respond to legal or regulatory requirements concerning water scarcity and quality; or damage to our reputation, any of which can adversely affect our business.
Fluctuations in our effective tax rate may result in volatility in our financial results.
We are subject to income taxes and non-income-based taxes in many U.S. and certain foreign jurisdictions. Tax legislation may be enacted, domestically or abroad, that impacts our effective tax rate. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may impact our effective tax rate and adversely affect our financial results. In addition, our effective tax rate in any given financial statement period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations, or interpretations of existing law. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates, including intercompany transfer pricing policies, are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates, and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We, and our third-party service providers, use information technology to support our global business processes and activities, which exposes us to cybersecurity risks. KDP’s overall risk management system includes ongoing cybersecurity risk assessment and reporting, incident management, and a diligence and risk management process for third-party service providers. Employees with network access participate in ongoing phishing, social engineering, and cybersecurity awareness training efforts, and we also conduct periodic tabletop exercises led by external consultants.
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
We have an overall incident management plan, which is intended to provide guidance and protocols to facilitate timely notification and communication to key internal and external stakeholders, as appropriate, during an incident. A subset of this incident management plan is our Security Incident Response Plan, or SIRP, which is based on leading cybersecurity incident response practices. Incidents may be escalated to the CISO, our Chief Information Officer, our Chief Legal Officer, or other members of management or the Board, depending on the severity of the incident, and are handled according to the SIRP protocols, which includes incident detection and analysis; containment, eradication and recovery; and post-incident monitoring. We have developed a framework for assessing the materiality of any such incidents, including a committee responsible for determining whether the incident is material for disclosure. The committee includes our CISO, our Chief Information Officer, our Chief Legal Officer, our Senior Vice President and Controller (Principal Accounting Officer), our head of Internal Audit, and other members of management with relevant subject matter expertise.
Our CISO has more than 26 years of experience in cybersecurity and information technology, including, prior to joining KDP in 2019, more than 11 years as a principal in Ernst & Young’s cybersecurity practice. Our CISO reports directly to our Chief Information Officer, who also has over 37 years of experience in information technology and cybersecurity.
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
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2024:

	U.S. Refreshment Beverages		U.S. Coffee		International		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	7	12	1	4	—	—	8	16
Warehouse and distribution facilities	27	64	—	8	—	—	27	72
Foreign
Production facilities	1	—	—	—	3	2	4	2
Warehouse and distribution facilities	—	—	—	—	5	65	5	65
Total	35	76	1	12	8	67	44	155
We believe our facilities are well-maintained and adequate, that they are being appropriately utilized, and that they have sufficient capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products and the status of our investments to maintain or upgrade various technologies or equipment within such facilities. During the year ended December 31, 2024, we announced the planned closure of our Windsor, Virginia manufacturing facility, which is expected to take place in 2025.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq's Global Select Market under the ticker symbol "KDP". As of December 31, 2024, there were 7,692 stockholders of record of our common stock. KDP's Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of KDP for a five-year period with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. The graph assumes that $100 was invested on December 31, 2019, with dividends reinvested quarterly. Performance shown in the graph is not necessarily indicative of future performance.

200
180
160
140
120
100
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ISSUER REPURCHASES OF EQUITY SECURITIES
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, potentially enabling us to return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. As of December 31, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program. We did not repurchase any shares during the fourth quarter of 2024.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2024 and 2023 and year-over-year comparisons between the years ended December 31, 2024 and 2023. Discussions of the periods prior to the year ended December 31, 2023 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 and the discussion therein for the year ended December 31, 2023 compared to the year ended December 31, 2022 is incorporated by reference into this Annual Report.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Keurig, Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, Snapple, 7UP, Green Mountain Coffee Roasters, GHOST, Clamato, Core Hydration, and The Original Donut Shop. KDP has some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, available nearly everywhere people shop and consume beverages through our sales and distribution network.
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
EXECUTIVE SUMMARY
Financial Overview

As Reported, in millions (except Diluted EPS)

Key Events During and Subsequent to the Fourth Quarter of 2024
On October 23, 2024, we entered into a definitive agreement with GHOST, and certain other parties named therein, to acquire a controlling interest in GHOST. Founded in 2016, GHOST is a lifestyle sports nutrition business with a portfolio anchored by GHOST Energy, a leading ready-to-drink energy brand.
Under the terms of the agreement, we initially purchased a 60% stake in GHOST for aggregate consideration of approximately $1 billion on December 31, 2024. We also entered into an agreement requiring us to purchase the remaining equity interests in GHOST in 2028. The initial payment was funded primarily by proceeds drawn from the Term Loan Agreement. We also executed an agreement with GHOST and ABI which transfers the distribution rights for GHOST products from ABI to us, effective March 3, 2025, for a termination payment to ABI of $225 million which will be paid during the first quarter of 2025. Refer to Note 4 of the Notes to our Consolidated Financial Statements for additional information.
On January 31, 2025, we repaid the amount outstanding under the Term Loan Agreement using proceeds from commercial paper.
Uncertainties and Trends Affecting Our Business
We believe the North American beverage market is influenced by certain key trends and uncertainties. Refer to Item 1A, Risk Factors, as well as the Uncertainties and Trends Affecting Liquidity and Capital Resources section below, for more information about risks and uncertainties facing us.
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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023:
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2024	2023	Change	Change
Net sales	$15,351	$14,814	$537	3.6%
Cost of sales	6,822	6,734	88	1.3
Gross profit	8,529	8,080	449	5.6
Selling, general, and administrative expenses	5,013	4,912	101	2.1
Impairment of goodwill	306	—	306	NM
Impairment of other intangible assets	412	2	410	NM
Other operating expense (income), net	207	(26)	233	NM
Income from operations	2,591	3,192	(601)	(18.8)
Interest expense, net	735	496	239	48.2
Impairment of investments and note receivable	2	—	2	NM
Other (income) expense, net	(60)	(61)	1	NM
Income before provision for income taxes	1,914	2,757	(843)	(30.6)
Provision for income taxes	473	576	(103)	(17.9)
Net income	$1,441	$2,181	$(740)	(33.9)%

Earnings per common share:
Basic	$1.06	$1.56	$(0.50)	(32.1)%
Diluted	1.05	1.55	(0.50)	(32.3)%

Gross margin	55.6%	54.5%		110 bps
Operating margin	16.9%	21.5%		(460) bps
Effective tax rate	24.7%	20.9%		380 bps
Sales Volume. The following table provides the change in sales volume compared to the prior year:

Percentage Change
LRB	1.8%
K-Cup pods	0.8%
Appliances	7.4%
Net Sales. Net sales increased $537 million, or 3.6%, to $15,351 million for the year ended December 31, 2024 compared to $14,814 million in the prior year. This performance reflected volume/mix growth of 2.7% and favorable net price realization of 1.2%, slightly offset by unfavorable impacts from FX translation of 0.3%.
Gross Profit. Gross profit increased $449 million, or 5.6%, to $8,529 million for the year ended December 31, 2024 compared to $8,080 million in the prior year. This performance primarily reflected the gross profit impact of net sales growth (3 percentage points), a net benefit from changes in ingredients, materials, and productivity (2 percentage points), and earned equity from the achievement of milestones associated with certain distribution agreements (1 percentage point), partially offset by net increases in other manufacturing costs (1 percentage point).
Selling, General and Administrative Expenses. SG&A expenses increased $101 million, or 2.1%, to $5,013 million for the year ended December 31, 2024 compared to $4,912 million in the prior year, led by increases in transportation and warehousing expenses (2 percentage points) and people costs (1 percentage point), partially offset by reduced costs associated with productivity projects (1 percentage point).

Impairment of Goodwill. Impairment of goodwill reflected a non-cash impairment charge of $306 million within the U.S. Warehouse Direct reporting unit in the U.S. Refreshment Beverages segment. Refer to Note 5 of the Notes to our Consolidated Financial Statements for further information.
Impairment of Other Intangible Assets. Impairment of intangible assets reflected non-cash impairment charges of $412 million for intangible brand assets, primarily led by Snapple. Refer to Note 5 of the Notes to our Consolidated Financial Statements for further information.
Other operating expense (income), net. Other operating (expense) income, net reflected an unfavorable change of $233 million for the year ended December 31, 2024, primarily driven by the accrued $225 million termination fee associated with ABI. Refer to Note 4 of the Notes to our Consolidated Financial Statements for further information.
Income from Operations. Income from operations decreased $601 million, or 18.8%, to $2,591 million for the year ended December 31, 2024 compared to $3,192 million in the prior year, as our increase in gross profit (14 percentage points) was more than offset by the impacts of our non-cash impairment charges for goodwill and other intangible assets (22 percentage points) and the accrued termination fee associated with ABI (7 percentage points).
Interest Expense, Net. Interest expense, net increased $239 million, or 48.2%, to $735 million for the year ended December 31, 2024 compared to $496 million for the prior year, primarily driven by increased debt and higher financing costs (32 percentage points) and an unfavorable year-over-year change in unrealized mark-to-market activity (17 percentage points).
Effective Tax Rate. The effective tax rate increased 380 bps to 24.7% for the year ended December 31, 2024, compared to 20.9% in the prior year, primarily driven by the impact of our non-cash goodwill impairment charge (270 bps) and the unfavorable comparison to the prior year tax benefit received from a non-cash adjustment (100 bps).
Net Income. Net income decreased $740 million, or 33.9%, to $1,441 million for the year ended December 31, 2024 as compared to $2,181 million in the prior year.
Diluted EPS. Diluted EPS decreased 32.3% to $1.05 per diluted share as compared to $1.55 in the prior year.
Results of Operations by Segment
The following tables set forth net sales and income from operations for our reportable segments for the years ended December 31, 2024 and 2023, as well as the other amounts necessary to reconcile our total segment results to our consolidated results presented in accordance with U.S. GAAP:

	For the Year Ended December 31,
(in millions)	2024	2023
Net sales
U.S. Refreshment Beverages	$9,331	$8,821
U.S. Coffee	3,967	4,071
International	2,053	1,922
Total net sales	$15,351	$14,814

	For the Year Ended December 31,
(in millions)	2024	2023
Income from Operations
U.S. Refreshment Beverages	$1,878	$2,483
U.S. Coffee	1,079	1,158
International	545	475
Unallocated corporate costs	(911)	(924)
Total income from operations	$2,591	$3,192

U.S. Refreshment Beverages
The following table provides selected information about our U.S. Refreshment Beverages segment’s results:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2024	2023	Change	Change
Net sales	$9,331	$8,821	$510	5.8%
Income from operations	1,878	2,483	(605)	(24.4)%
Operating margin	20.1%	28.1%		(800) bps
Sales Volume. Sales volumes for the year ended December 31, 2024 increased approximately 1.0% compared to the prior year period. Growth in carbonated soft drinks and the contributions from partnerships, such as Electrolit and C4, was partially offset by softness in our still beverages portfolio.
Net Sales. Net sales increased 5.8% to $9,331 million in the year ended December 31, 2024, compared to $8,821 million in the prior year period, driven by favorable net price realization of 3.1% and volume/mix growth of 2.7%.
Income from Operations. Income from operations decreased $605 million, or 24.4%, to $1,878 million for the year ended December 31, 2024 compared to $2,483 million for the prior year period. This decrease was primarily driven by the non-cash goodwill and intangible impairment charges (29 percentage points) and the accrued termination fee associated with ABI (9 percentage points). Other drivers include the benefit to gross profit of net sales growth (13 percentage points), a net benefit from changes in ingredients, materials, and productivity (3 percentage points), and earned equity from the achievement of milestones associated with certain distribution agreements (3 percentage points), partially offset by increased transportation and warehousing expenses (3 percentage points).
U.S. Coffee
The following table provides selected information about our U.S. Coffee segment’s results:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2024	2023	Change	Change
Net sales	$3,967	$4,071	$(104)	(2.6)%
Income from operations	1,079	1,158	(79)	(6.8)%
Operating margin	27.2%	28.4%		(120) bps
Sales Volume. K-Cup pod volume was flat for the year ended December 31, 2024 compared to the prior year period. Appliance volume increased 7.3% in the year ended December 31, 2024, driven by Keurig market share momentum and improving coffeemaker category trends.
Net Sales. Net sales decreased 2.6% to $3,967 million for the year ended December 31, 2024 compared to $4,071 million in the prior year period, driven by unfavorable net price realization of 3.6%, partially offset by volume/mix growth of 1.0%.
Income from Operations. Income from operations decreased $79 million, or 6.8%, to $1,079 million for the year ended December 31, 2024, compared to $1,158 million in the prior year period, driven by the gross profit impact of the net sales decrease (11 percentage points), partially offset by a net benefit from changes in ingredients, materials, and productivity (3 percentage points).

International
The following table provides selected information about our International segment’s results:

	For the Year Ended December 31,		Dollar	Percentage
(in millions)	2024	2023	Change	Change
Net sales	$2,053	$1,922	$131	6.8%
Income from operations	545	475	70	14.7%
Operating margin	26.5%	24.7%		180 bps
Sales Volume. The following table provides the percentage change in sales volumes for the International segment compared to the prior year period:

Percentage Change
LRB	5.6%
K-Cup pods	6.6
Appliances	8.2
Net Sales. Net sales increased 6.8% to $2,053 million in the year ended December 31, 2024, compared to $1,922 million in the prior year period, reflecting volume/mix growth of 6.2% and higher net price realization of 3.0%, partially offset by unfavorable FX translation of 2.4%.
Income from Operations. Income from operations increased $70 million, or 14.7%, to $545 million for the year ended December 31, 2024 compared to $475 million in the prior year period. This performance reflected the gross profit impact of volume/mix growth and higher net price realization (25 percentage points) and a net benefit from changes in ingredients, materials, and productivity (5 percentage points), partially offset by increased transportation and warehousing expenses (5 percentage points) and higher marketing investment (5 percentage points).

LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers, and other third-party relationships, implementing gross margin enhancement strategies through our productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements, where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition, or results of operations for the foreseeable future.
The following summarizes our cash activity for the years ended December 31, 2024, 2023, and 2022:
Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our Revolving Credit Agreement and our Term Loan Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements, if necessary. At any time, and from time to time, we may seek additional deleveraging, refinancing, or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities, and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities increased $890 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by the favorable comparison in working capital versus the prior year period.

Cash Conversion Cycle
Our cash conversion cycle is defined as DIO and DSO less DPO. The calculation of each component of the cash conversion cycle is provided below:

Component	Calculation (on a trailing twelve month basis)
DIO	(Average inventory divided by cost of sales) * Number of days in the period
DSO	(Accounts receivable divided by net sales) * Number of days in the period
DPO	(Accounts payable * Number of days in the period) divided by cost of sales and SG&A expenses
The following table summarizes our cash conversion cycle:

	December 31,
	2024	2023
DIO	68	71
DSO	36	34
DPO	92	113
Cash conversion cycle	12	(8)
Our cash conversion cycle increased 20 days to approximately 12 days as of December 31, 2024 as compared to (8) days as of December 31, 2023, which was primarily driven by the decrease in DPO, reflecting the reduction of payment terms for certain suppliers.
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
As of December 31, 2024, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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
Regular Quarterly Dividends
We have declared total dividends of $0.89 per share and $0.83 per share for the years ended December 31, 2024 and 2023, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. Repurchases and retirements of common stock, including payments on our share excise tax obligation, were $1,110 million and $706 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $1,810 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
Purchases of property, plant, and equipment were $563 million and $425 million for the years ended December 31, 2024 and 2023, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, for the years ended December 31, 2024 and 2023, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally. Capital expenditures included in accounts payable and accrued expenses were $220 million and $276 million for the years ended December 31, 2024 and 2023, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments generally involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option. Investments in unconsolidated affiliates were $7 million and $316 million for the years ended December 31, 2024 and 2023, respectively.

Acquisitions of Businesses and Purchases of Intangible Assets
We have invested in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to enhance competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions could be accounted for either as an acquisition of a business or as an asset acquisition, if the majority of the transaction price represents the acquisition of a single intangible asset. During the year ended December 31, 2024, we completed several acquisitions. Refer to Note 4 of the Notes to our Consolidated Financial Statements for further information about these acquisitions. Purchases of intangible assets were $59 million and $56 million for the years ended December 31, 2024 and 2023, respectively.
RESIDUAL VALUE GUARANTEES
We have a number of leasing arrangements and one licensing arrangement with VIEs for which we are not the primary beneficiary. Each one of these arrangements contain an RVG. As of December 31, 2024, we have not recorded any liabilities as it is not probable that we will have to make any payments required under the RVGs. Refer to Note 19 of the Notes to our Consolidated Financial Statements for further information.
UNCERTAINTIES AND TRENDS AFFECTING LIQUIDITY AND CAPITAL RESOURCES
Disruptions in financial and credit markets, including those caused by global economic uncertainty and fluctuations in interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
Customer and consumer demand for our products may also be impacted by the risk factors discussed under "Risk Factors" in Part 1, Item 1A in this Annual Report on Form 10-K, as well as subsequent filings with the SEC, that could have a material effect on production, delivery, and consumption of our products, which could result in a reduction in our sales volume.
We believe that the following events, trends and uncertainties may also impact liquidity:
•Our ability to either repay existing debt maturities through cash flow from operations or refinance through future issuances of senior unsecured notes;
•Our ability to access and/or renew our committed financing arrangements;
•Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis;
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
•Our continued capital expenditures;
•Fluctuations in our tax obligations; and
•A potential significant downgrade in our credit ratings, which could limit i) our ability to issue debt at terms that are favorable to us, or ii) a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions, which could impact our accounts payable program.

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
Our reportable segments as of October 1, 2024 were:
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
If a quantitative analysis is required:
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
As of October 1, 2024, we performed a quantitative analysis for goodwill and certain of our indefinite lived brand assets, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Critical assumptions and estimates for quantitative analyses include revenue growth and profit performance over the next five year period, based on our strategic plan, as well as an appropriate discount rate and long-term growth rate, as applicable. Our strategic plan is updated as part of our annual planning process and is reviewed and approved by management, and includes assumptions related to macroeconomic conditions, competitive activities, productivity initiatives, and available market data. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums. Long-term growth rates are based on the long-term inflation forecast, industry and category growth trends, and the long-term economic growth potential.
The following table provides the range of rates used in the analysis as of October 1, 2024:

Rate	Minimum	Maximum
Discount rates	7.0%	9.5%
Long-term growth rates	—%	3.5%
The following table shows the non-cash impairment charges that were recorded for goodwill and for indefinite lived brand assets for the years presented:

	Year Ended December 31,
(in millions)	2024	2023	2022
Goodwill(1)	$306	$—	$—
Indefinite lived brand assets(2)	412	—	472
(1)Goodwill attributed to the U.S. WD reporting unit was impaired by the amount its carrying value exceeded its fair value.
(2)Indefinite lived brand assets, led primarily by Snapple for the year ended December 31, 2024, and Bai for the year ended December 31, 2022, were impaired to bring the respective carrying value equal to its fair value.
Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2024, would result in additional non-cash impairment charges of $198 million to our U.S. WD reporting unit, but would not change our conclusion on any other reporting units.
For the indefinite-lived priority brand assets quantitatively assessed, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of those assets as of October 1, 2024, would impact the amount of headroom over the carrying value of the following assets as follows (in millions):

	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$280	$280	$1,730	$1,620
Less than 25%	2,580	2,900	1,130	1,290
25 - 50%	1,488	2,160	1,627	2,210
In excess of 50%	14,481	34,490	14,342	31,650
(1)Carrying value at the selected discount rate reflects the results of the annual impairment analysis recognized during the year ended December 31, 2024.
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2024, would result in additional non-cash impairment charges of $147 million to our U.S. WD reporting unit, but would not change our conclusion on any other reporting units.

For the indefinite-lived priority brand assets quantitatively assessed, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of those assets as of October 1, 2024, would impact the amount of headroom over the carrying value of the following assets as follows (in millions):

	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$280	$280	$1,730	$1,660
Less than 25%	2,580	2,900	1,130	1,310
25 - 50%	1,488	2,160	1,627	2,240
In excess of 50%	14,481	34,490	14,342	32,150
(1)Carrying value at the selected long-term growth rate reflects the results of the annual impairment analysis recognized during the year ended December 31, 2024.
Refer to Note 5 of the Notes to our Consolidated Financial Statements for additional information about our impairment assessments.
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
A 10% change in the accrual for our customer incentives, sales returns and marketing programs would have affected our income from operations by $52 million for the year ended December 31, 2024.
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
Further, certain of our acquisitions may include other forms of consideration, including mandatorily redeemable liabilities and other earn-out arrangements. As of the acquisition date, we record such consideration, as applicable, at the estimated fair value of the expected future payments associated with the obligation. Any changes to the recorded fair value of the consideration are recognized in earnings in the period in which they occur.
If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in Impairment Assessment of Goodwill and Other Indefinite Lived Intangible Assets above.

Impairment Assessment of Equity Method Investments Without Readily Determinable Fair Values
Equity method investments are reviewed quarterly to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our carrying value of the investment. For investments in non-publicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including the option pricing model when the investment is in a preferred class of security, discounted cash flows, market multiples, and the impact of our contractual terms with the investee, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our carrying value, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded.
Investments in Variable Interest Entities
We hold equity investments in entities that are considered VIEs, including Nutrabolt and Chobani. We would be required to consolidate a VIE for which we are determined to be the primary beneficiary. To determine if we are the primary beneficiary of a VIE, we assess specific criteria and use judgment when determining if we have the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between us and the VIE’s other partner(s).
We have determined that we are not the primary beneficiary of any VIEs. Refer to Note 19 of the Notes to our Consolidated Financial Statements for additional information on our investments in VIEs.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 of the Notes to our Consolidated Financial Statements for a discussion of recently issued accounting standards and recently adopted provisions of U.S. GAAP.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., any of the subsidiaries held by Maple Parent Holdings Corp. prior to the DPS Merger, or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes, and the discharge of our obligations under the applicable indenture.
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

The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2024
Net sales	$9,720
Gross profit	5,082
Income from operations	600
Net income attributable to KDP	1,441

	December 31,
(in millions)	2024	2023
Current assets	$2,373	$1,957
Non-current assets	49,827	48,029
Total assets(1)	$52,200	$49,986

Current liabilities	$6,101	$6,749
Non-current liabilities	20,984	16,689
Total liabilities(2)	$27,085	$23,438
(1)Includes $115 million and $56 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes $1,997 million and $1,399 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2024 and December 31, 2023, respectively.

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
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2024, we had derivative contracts outstanding with notional values of $976 million maturing at various dates through September 2026. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized gain of $41 million as of December 31, 2024, and the impact of a 10% weakening in the U.S. dollar is estimated to decrease the fair value by approximately $50 million. The fair value of foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized gain of $10 million as of December 31, 2024, and the impact of a 10% weakening in the U.S. dollar is estimated to decrease the fair value by approximately $38 million. Any increase or decrease in the value of the foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2024, the face value of our fixed-rate debt, excluding lease obligations, was $12,743 million, and our variable-rate debt was $2,956 million, inclusive of commercial paper. From time to time, we also enter into interest rate contracts that effectively result in variable-rate interest payments or receipts. These derivative instruments are generally based on SOFR and a credit spread. As of December 31, 2024, all of our outstanding forward starting swaps, with a total notional value of $1,700 million, are expected to begin such payments or receipts in 2025.
We estimate that the potential impact to our interest rate expense associated with variable rate interest payments resulting from a hypothetical interest rate change of 1%, based on amounts outstanding as of December 31, 2024, would be an increase or decrease of approximately $47 million. Our estimate of the annual impact to interest expense reflects our assumption that SOFR will not fall below 0%.
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
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2024, we had derivative contracts outstanding with a notional value of $515 million maturing at various dates through July 2026. The fair market value of these contracts as of December 31, 2024 was a net liability of $51 million. As of December 31, 2024, a 10% change (up or down) in commodity prices is estimated to increase or decrease the fair value of these derivative instruments by approximately $51 million. Any increase or decrease in the value of the commodities derivatives instruments would have an approximately offsetting change in the underlying hedged risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net sales	$15,351	$14,814	$14,057
Cost of sales	6,822	6,734	6,734
Gross profit	8,529	8,080	7,323
Selling, general, and administrative expenses	5,013	4,912	4,645
Impairment of goodwill	306	—	—
Impairment of other intangible assets	412	2	477
Gain on litigation settlement	—	—	(299)
Other operating expense (income), net	207	(26)	(105)
Income from operations	2,591	3,192	2,605
Interest expense, net	735	496	693
Loss on early extinguishment of debt	—	—	217
Gain on sale of equity method investment	—	—	(50)
Impairment of investments and note receivable	2	—	12
Other (income) expense, net	(60)	(61)	14
Income before provision for income taxes	1,914	2,757	1,719
Provision for income taxes	473	576	284
Net income including non-controlling interest	1,441	2,181	1,435
Less: Net loss attributable to non-controlling interest	—	—	(1)
Net income	$1,441	$2,181	$1,436

Earnings per common share:
Basic	$1.06	$1.56	$1.01
Diluted	1.05	1.55	1.01
Weighted average common shares outstanding:
Basic	1,362.2	1,399.3	1,416.8
Diluted	1,368.3	1,408.4	1,428.5

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income including non-controlling interest	$1,441	$2,181	$1,435
Other comprehensive income
Foreign currency translation adjustments	(612)	288	(167)
Net change in pension and post-retirement liability, net of tax of $—, $2, and $3, respectively	—	(4)	(6)
Net change in cash flow hedges, net of tax of $(24), $29, and $(87), respectively	21	(98)	328
Total other comprehensive (loss) income	(591)	186	155
Comprehensive income	850	2,367	1,590
Less: Comprehensive income attributable to non-controlling interest	—	—	—
Comprehensive income attributable to KDP	$850	$2,367	$1,590

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$510	$267
Restricted cash and restricted cash equivalents	80	—
Trade accounts receivable, net	1,502	1,368
Inventories	1,299	1,142
Prepaid expenses and other current assets	606	598
Total current assets	3,997	3,375
Property, plant, and equipment, net	2,964	2,699
Investments in unconsolidated affiliates	1,543	1,387
Goodwill	20,053	20,202
Other intangible assets, net	23,634	23,287
Other non-current assets	1,200	1,149
Deferred tax assets	39	31
Total assets	$53,430	$52,130
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,985	$3,597
Accrued expenses	1,584	1,242
Structured payables	41	117
Short-term borrowings and current portion of long-term obligations	2,642	3,246
Other current liabilities	835	714
Total current liabilities	8,087	8,916
Long-term obligations	12,912	9,945
Deferred tax liabilities	5,435	5,760
Other non-current liabilities	2,753	1,833
Total liabilities	29,187	26,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,356,664,609 and 1,390,446,043 shares issued and outstanding as of December 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	19,712	20,788
Retained earnings	4,793	4,559
Accumulated other comprehensive (loss) income	(276)	315
Total stockholders' equity	24,243	25,676
Total liabilities and stockholders’ equity	$53,430	$52,130

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income	$1,441	$2,181	$1,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	422	402	399
Amortization of intangibles	133	137	138
Other amortization expense	178	181	172
Provision for sales returns	70	61	61
Deferred income taxes	(254)	(4)	(289)
Employee stock-based compensation expense	98	116	52
Loss on early extinguishment of debt	—	—	217
Gain on sale of equity method investment	—	—	(50)
Loss (gain) on disposal of property, plant, and equipment	16	(1)	(80)
Unrealized loss (gain) on foreign currency	33	(13)	26
Unrealized loss on derivatives	91	31	383
Settlements of interest rate contracts	—	54	125
Equity in (earnings) loss of unconsolidated affiliates	(42)	(33)	5
Earned equity from distribution arrangements	(94)	(44)	—
Impairment of goodwill	306	—	—
Impairment of intangible assets	412	2	477
Impairment of investments and note receivable of unconsolidated affiliate	2	—	12
Other, net	(2)	6	28
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	(209)	70	(398)
Inventories	(92)	182	(426)
Income taxes receivable and payables, net	133	(199)	(105)
Other current and non-current assets	(227)	(192)	(456)
Accounts payable and accrued expenses	(196)	(1,618)	903
Other current and non-current liabilities	—	10	207
Net change in operating assets and liabilities	(591)	(1,747)	(275)
Net cash provided by operating activities	2,219	1,329	2,837
Investing activities:
Acquisitions of businesses, net of cash acquired	(1,000)	—	—
Proceeds from sale of investment in unconsolidated affiliates	—	—	50
Purchases of property, plant, and equipment	(563)	(425)	(353)
Proceeds from sales of property, plant, and equipment	4	9	168
Purchases of intangibles	(59)	(56)	(26)
Issuance of related party note receivable	—	—	(18)
Investments in unconsolidated affiliates	(7)	(316)	(962)
Other, net	11	4	6
Net cash used in investing activities	$(1,614)	$(784)	$(1,135)
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in millions)	2024	2023	2022
Financing activities:
Proceeds from issuance of Notes	$3,000	$—	$3,000
Repayment of Notes	(1,150)	(500)	(3,365)
Net (repayment) issuance of commercial paper	(480)	1,697	250
Proceeds from term loan	990	—	—
Proceeds from structured payables	49	130	155
Payments on structured payables	(129)	(148)	(158)
Cash dividends paid	(1,194)	(1,142)	(1,080)
Repurchases of common stock	(1,110)	(706)	(379)
Tax withholdings related to net share settlements	(61)	(62)	(15)
Payments on finance leases	(115)	(95)	(90)
Other, net	(23)	(6)	(46)
Net cash used in financing activities	(223)	(832)	(1,728)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing and financing activities	382	(287)	(26)
Effect of exchange rate changes	(41)	19	(7)
Beginning balance	267	535	568
Ending balance	$608	$267	$535

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$220	$276	$213
Earned equity from distribution arrangements	94	44	—
Equity received in exchange for modification of related party contract	19	—	—
Acquisitions of businesses	98	—	—
Transaction costs included in accounts payable and accrued expenses	—	6	8
Conversion of note receivable to equity method investment	—	—	6
Non-cash purchases of intangibles	—	—	19
Dividends declared but not yet paid	312	299	281
Mandatory redemption liability	689	—	—
Accrued excise tax on net share repurchases	9	5	—
Supplemental cash flow disclosures:
Cash paid for interest	494	443	363
Cash paid for income taxes	331	507	686

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2021	1,418.1	$14	$21,785	$3,199	$(26)	$24,972	$—	$24,972
Net income	—	—	—	1,436	—	1,436	(1)	1,435
Other comprehensive income	—	—	—	—	155	155	—	155
Dividends declared, $0.775 per share	—	—	—	(1,096)	—	(1,096)	—	(1,096)
Repurchases of common stock	(10.6)	—	(379)	—	—	(379)	—	(379)
Shares issued under employee stock-based compensation plans and other	0.9	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(15)	—	—	(15)	—	(15)
Stock-based compensation and stock options exercised	—	—	53	—	—	53	—	53
Balance as of December 31, 2022	1,408.4	14	21,444	3,539	129	25,126	(1)	25,125
Net income	—	—	—	2,181	—	2,181	—	2,181
Other comprehensive income	—	—	—	—	186	186	—	186
Dividends declared, $0.83 per share	—	—	—	(1,160)	—	(1,160)	—	(1,160)
Repurchases of common stock, inclusive of excise tax obligation	(21.7)	—	(711)	—	—	(711)	—	(711)
Shares issued under employee stock-based compensation plans and other	3.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(62)	—	—	(62)	—	(62)
Stock-based compensation and stock options exercised	—	—	117	—	—	117	—	117
Non-controlling interest surrender of shares	—	—	—	(1)	—	(1)	1	—
Balance as of December 31, 2023	1,390.4	14	20,788	4,559	315	25,676	—	25,676
Net income	—	—	—	1,441	—	1,441	—	1,441
Other comprehensive loss	—	—	—	—	(591)	(591)	—	(591)
Dividends declared, $0.89 per share	—	—	—	(1,207)	—	(1,207)	—	(1,207)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)	—	(1,114)
Shares issued under employee stock-based compensation plans and other	4.3	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(61)	—	—	(61)	—	(61)
Stock-based compensation and stock options exercised	—	—	99	—	—	99	—	99
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243	$—	$24,243
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
References in this Annual Report on Form 10-K to "KDP", “we”, “us”, and “our" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the consolidated financial statements. Definitions of terms used in this Annual Report on Form 10-K are included within the Master Glossary.
This Annual Report on Form 10-K refers to some of our owned or licensed trademarks, trade names, and service marks, which are referred to as our brands. All of the product names included herein are either KDP registered trademarks or those of our licensors.
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
FISCAL YEAR END
Our fiscal year end is December 31, and our interim fiscal quarters are March 31, June 30, and September 30. KDP's significant subsidiary, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 52 weeks for the years ended December 31, 2024 and 2023 and 53 weeks for the year ended December 31, 2022. We do not adjust for the difference in fiscal year, as the difference is within the range permitted by the Exchange Act.
PRINCIPLES OF CONSOLIDATION
We consolidate all wholly owned subsidiaries.
We consolidate investments in companies in which we hold the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Generally, non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income. However, if the investment agreement contains a mandatorily redeemable financial instrument for the non-controlling interests, such mandatorily redeemable interests are recorded as a liability, rather than equity, in the Consolidated Balance Sheets, and no earnings are attributable to the non-controlling interests.
We would be required to consolidate VIEs for which KDP has been determined to be the primary beneficiary. To determine if we are the primary beneficiary, we assess specific criteria and use judgment when determining if we have the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between KDP and the VIE’s other partner(s). We have determined that we are not the primary beneficiary of any VIEs. However, future events may require us to consolidate VIEs if we become the primary beneficiary.
We use the equity method to account for investments in companies if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes KDP's proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the Board or similar governing body, participation in policy-making decisions, and material intercompany transactions.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
We eliminate from our financial results all intercompany transactions between entities included in the consolidated financial statements.
RECLASSIFICATIONS
We reclassified amounts in the Financing Activities section of the consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022 in order to conform to current year presentation, as maturities for our commercial paper program in both periods are 90 days or less.

		Year Ended December 31,
(in millions)	Prior Presentation	2023	2022
Net (repayment) issuance of commercial paper	Proceeds from issuance of commercial paper	$36,940	$1,198
Net (repayment) issuance of commercial paper	Repayments of commercial paper	(35,243)	(948)
2. Significant Accounting Policies
USE OF ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
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
The fair value of Notes and marketable securities as of December 31, 2024 and 2023 are based on quoted market prices for publicly traded securities.
We estimate fair values of financial instruments measured at fair value in the consolidated financial statements on a recurring basis to ensure they are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would pay or receive to terminate agreements, taking into consideration current market rates and creditworthiness.
As of December 31, 2023, we did not have any assets or liabilities measured on a recurring basis without observable market values that would require a high level of judgment to determine fair value (Level 3). As of December 31, 2024, the mandatory redemption liability for GHOST is a liability measured on a recurring basis that is considered Level 3 within the fair value hierarchy. Refer to the Mandatory Redemption Liability section below for further information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended December 31, 2024, 2023, and 2022.
Acquisitions
We evaluate the facts and circumstances of each acquisition to determine whether the transaction should be accounted for as an asset acquisition or a business combination.
Asset Acquisitions
When substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. Direct transaction costs associated with asset acquisitions are capitalized.
Business Combinations
We include the results of operations of the acquired business in the consolidated financial statements prospectively from the acquisition date. We allocate the purchase consideration to the assets acquired and liabilities assumed in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Certain of our acquisitions may include other forms of consideration, including mandatorily redeemable liabilities and other earn-out arrangements. As of the acquisition date, we record such consideration, as applicable, at the estimated fair value of the expected future payments associated with the obligation. Any changes to the recorded fair value of the consideration are recognized in earnings in the period in which they occur.
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
We are exposed to potential risks associated with its cash and cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, we believe the financial risks associated with these financial instruments are minimal.
Trade Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
We are exposed to potential credit risks associated with our accounts receivable, as we generally do not require collateral on our accounts receivable. We determine the required allowance for expected credit losses using information such as customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies, or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Activity in the allowance for expected credit loss accounts was as follows:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of the period	$10	$9	$7
Charges to (reversals of) bad debt expense	—	3	3
Write-offs and adjustments	(1)	(2)	(1)
Balance, end of the period	$9	$10	$9
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising our customer base. Walmart is a major customer as described in Note 8. As of December 31, 2024 and 2023, Walmart accounted for approximately $205 million and $204 million of trade receivables, respectively, which exceeded 10% of KDP's total trade accounts receivable.
Inventories
Inventories consist of raw materials, work in process, and finished goods. Raw materials include various commodity costs for our ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by us include raw materials, direct labor, and indirect production and overhead costs. Finished goods also include the purchases of brewing systems and certain beverages from third-party manufacturers. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost, which approximates first-in, first-out. We regularly review whether the net realizable value of inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, we take a charge to cost of sales and directly reduce the carrying value of the inventory.
We estimate any required write downs for inventory obsolescence by examining inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products, and products at the end of their life cycles. While management believes that inventory is appropriately stated, judgment is involved in determining the net realizable value of inventory. Adjustments for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.
Property, Plant, and Equipment, Net
Property, plant, and equipment is stated at cost plus capitalized interest on borrowings during the actual construction period of major capital projects, net of accumulated depreciation. Significant improvements which substantially extend the useful lives of assets are capitalized, and expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred. We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use, which are included in property, plant, and equipment. When property, plant, and equipment is sold, the costs and the related accumulated depreciation are removed from the accounts, and any net gain or loss is recorded in Other operating expense (income), net in the Consolidated Statements of Income.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, we compare the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value, and any impairment loss is recorded in Other operating expense (income), net, in the Consolidated Statements of Income. For the years ended December 31, 2024, 2023, and 2022, no impairment loss was recorded related to these assets.
Leases
We lease certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Our lease agreements do not contain any material restrictive covenants. Certain leases of manufacturing and distribution properties and our Frisco headquarters contain an RVG at the end of the term. Refer to Note 19 for additional information about RVGs.
Operating leases are included within other non-current assets, other current liabilities, and other non-current liabilities within the Consolidated Balance Sheets. Finance leases are included within Property, plant, and equipment, net, other current liabilities, and other non-current liabilities. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets.
Right of use assets and lease liabilities are recognized in the Consolidated Balance Sheets at the present value of future minimum lease payments over the lease term on the commencement date. When the rate implicit in the lease is not provided to us, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of future minimum lease payments. Our incremental borrowing rate is determined using a portfolio of secured borrowing rates commensurate with the term of the lease and is reassessed on a quarterly basis.
We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
Sale-and-leaseback transactions occur when we sell assets to a third-party and subsequently lease them back. The resulting leases that qualify for sale-and-leaseback accounting are evaluated and accounted for as operating leases. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, we retain the assets sold within Property, plant, and equipment, net and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.
Investments
Deferred Compensation Plan
We have a U.S. non-qualified defined contribution plan. Contributions under the non-qualified defined contribution plan are maintained in a rabbi trust and are not readily available to us. The rabbi trust consists of readily marketable equity securities, which are included in Other non-current assets in the Consolidated Balance Sheets. Gains or losses from such investments are charged to Other (income) expense, net in the Consolidated Statements of Income.
The corresponding deferred compensation liability is included in Other non-current liabilities in the Consolidated Balance Sheets, with changes in this obligation recognized as adjustments to compensation expense and recorded in SG&A expenses.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Investments in Other Equity Securities
We consolidate investments in companies in which we hold the majority interest. In these cases, the third party equity interest is referred to as non-controlling interest. Generally, non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income. However, if the investment agreement contains a mandatorily redeemable financial instrument for the non-controlling interests, such mandatorily redeemable interests are recorded as a liability, rather than equity, in the Consolidated Balance Sheets, and no earnings are attributable to the non-controlling interests.
On July 31, 2023, the remaining shareholders of Revive surrendered their ownership interests. As a result, KDP holds 100% ownership interest in Revive and has eliminated the Non-controlling interest component within the Consolidated Statements of Changes in Stockholders’ Equity. As of December 31, 2024, we hold a majority interest in GHOST. This investment contains a mandatorily redeemable financial instrument for the non-controlling interests. Refer to Note 4 for further information about the GHOST Transactions.
We also hold investments in certain entities which are accounted for as equity method investments, equity securities with readily determinable fair value, or equity securities without readily determinable value.
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. Equity method investments are reported at cost, which includes third-party transaction costs, and are adjusted each period for dividends paid, if any, as well as our share of the investee’s net income or loss, unless the investment agreement indicates an alternative allocation of earnings or losses. Our share of the net income or loss resulting from these investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. To the extent we earn additional equity in these investments from achieving certain contractual milestones in our distribution activities, the earned equity is recorded as a reduction in Cost of sales and included in the Earned equity from distribution arrangements line on the Consolidated Statements of Cash Flows. Any gains and losses resulting from the sale of these investments are recorded in Gain on sale of equity method investment. The carrying value of our equity method investments is reported in Investments in unconsolidated affiliates in the Consolidated Balance Sheets. Distributions received from equity method investments are classified using the cumulative earnings approach on the Consolidated Statements of Cash Flows.
Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value and reported in Other non-current assets in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, all such investments were categorized as Level 1. Unrealized gains and losses on these investments are recorded in Other (income) expense, net in the Consolidated Statements of Income.
Investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for at cost and reported in Other non-current assets in the Consolidated Balance Sheets. Any gains or losses resulting from the sales of these investments are recorded in Other operating expense (income), net, in the Consolidated Statements of Income.
Our equity method investments in certain privately held entities do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary. We recorded impairment charges of $2 million and $12 million for the years ended December 31, 2024 and 2022, respectively, on the Impairment of investments and note receivable line in the Consolidated Statements of Income. No impairment charges were recorded for the year ended December 31, 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Goodwill and Other Intangible Assets
Other intangible assets are classified into two categories:
•intangible assets with definite lives subject to amortization, and
•intangible assets with indefinite lives not subject to amortization.
The majority of the intangible asset balance is made up of brands which we have determined to have indefinite useful lives. In arriving at the conclusion that a brand has an indefinite useful life, we review factors such as size, diversification, and market share of each brand. We expect to acquire, hold, and support brands for an indefinite period through consumer marketing and promotional support. We also consider factors such as our ability to continue to protect the legal rights that arise from these intangible assets indefinitely or the absence of any regulatory, economic, or competitive factors that could truncate the life of these intangible assets. If the criteria are not met, the brand is considered to have a finite useful life.
Identifiable intangible assets deemed to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. Amortization expense is recorded in Selling, general, and administrative expenses in the Consolidated Statements of Income. The estimated useful lives of intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Brands			5 years
Contractual arrangements	10	to	20 years
Customer relationships	10	to	40 years
Distribution rights	4	to	10 years
Trade names			10 years
For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable.
For goodwill and indefinite-lived intangible assets, we perform quarterly analyses to evaluate whether any triggering events have occurred which may indicate that the carrying amount of an asset may not be recoverable. We also conduct tests for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
For both goodwill and other indefinite lived intangible assets, we have the option to first assess qualitative factors to determine whether the fair value of either the reporting unit or indefinite lived intangible asset is "more likely than not" less than its carrying value, also known as a Step 0 analysis. When performing a quantitative, or Step 1, analysis, we use the income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value
The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and forecasted revenues and profit performance and discount rates. Fair value is based on what the reporting units and intangible assets would be worth to a third party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. As of October 1, 2024, KDP's reporting units were as follows:

Reportable Segments	Reporting Units
U.S. Refreshment Beverages	U.S. Beverage Concentrates
U.S. WD
DSD
U.S. Coffee	U.S. Coffee
International	Canada Beverage Concentrates
Canada WD
Canada Coffee
Latin America Beverages
If the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge will be recorded in current earnings for the difference up to the carrying value of the goodwill or intangible asset recorded. Refer to Note 5 for additional information.
Capitalized Customer Incentive Programs
KDP provides support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell our products. These programs and initiatives generally directly benefit KDP over a period of time. Accordingly, costs of these programs and initiatives are recorded in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. Refer to Note 17 for additional information. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with our contractual rights under these arrangements.
Accounts Payable
We have agreements with third party administrators which allow participating suppliers to track payment obligations from KDP, and, if voluntarily elected by the supplier, to sell payment obligations from KDP to financial institutions. Suppliers can sell one or more of KDP's payment obligations at their sole discretion, and the rights and obligations of KDP to its suppliers are not impacted. KDP has no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. KDP's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted.
The table below summarizes activity in our outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable:

(in millions)	For the Year Ended December 31, 2024
Balance as of December 31, 2023	$2,389
Additions	2,999
Settlements	(3,639)
Effect of exchange rate changes	(9)
Balance as of December 31, 2024	$1,740

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Structured Payables
We have entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor, whereby the card sponsor pays amounts on behalf of KDP and sells the amounts due from KDP to a participating financial institution. The card sponsor then bills KDP the original payment amount, effectively financing the transaction. The agreement permits us to utilize the third party and participating financial institutions to make a broad range of payments, including commercial payables to suppliers, business acquisitions, purchases of property, plant, and equipment, and employee-related payments.
Additionally, we have commercial arrangements with suppliers who use third party administrators to sell payment obligations from KDP to financial institutions. We evaluate these commercial arrangements with suppliers to determine if they are more representative of debt or accounts payable classification. If we determine these commercial arrangements are more representative of a financing transaction, then we record those payment obligations as structured payables.
Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. We record interest for the period the structured payables obligation is outstanding and reflect the proceeds and payments related to these transactions as a financing activity on the Consolidated Statements of Cash Flows.
Mandatory Redemption Liability
Certain of our acquisitions may include other forms of consideration, including mandatorily redeemable liabilities and other earn-out arrangements. As of the acquisition date, we record such consideration, as applicable, at the estimated fair value of the expected future payments associated with the obligation. Any changes to the recorded fair value of the consideration are recognized in earnings in the period in which they occur.
Subsequent to the date of acquisition, if future payments are expected to differ from our estimate as of the date of acquisition, any related fair value adjustments are recognized in the period that such expectation is considered probable. Changes in the fair value of payments are recorded within Other nonoperating (income) expense, net, in the Consolidated Statements of Operations.
For the year ended December 31, 2024, the fair value of our mandatory redemption liability for Ghost was estimated using the Monte Carlo simulation method, which incorporates significant inputs not observable in the market (Level 3 inputs) including forecasted EBITDA expectations, adjusting for market risks and volatility, calculating redemption prices, discounting to present terms with the cost of debt, and averaging results across scenarios to determine fair value, incorporating the market price of risk and volatility estimates from similar companies. Mandatory redemption liabilities are included within Other non-current liabilities within the Consolidated Balance Sheets. Refer to Note 17 for additional information.
Pension and Post-retirement Medical Benefits
KDP has U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at the discretion of KDP. As of December 31, 2024, KDP has several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age, and years of service.
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
The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net, in the Consolidated Statements of Income. The service cost component is included in either Cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
The objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, KDP will fund the pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
KDP participates in several multi-employer pension plans and makes contributions to those plans, which are recorded in either Cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
Risk Management Programs
We retain selected levels of property, casualty, workers' compensation, health, cyber, and other business risks. Many of these risks are covered under conventional insurance and reinsurance programs with deductibles or self-insured retentions. Accrued liabilities related to the retained casualty and health risks are calculated based on loss experience and development factors, which contemplate a number of variables including claim history and expected trends, and are recorded in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
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
We periodically assess the likelihood of realizing our deferred tax assets based on the amount that we believe is more likely than not to be realized. We base our judgment of the recoverability of deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, and prudent and feasible tax planning strategies.
We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. The evaluation of whether or not a tax position is uncertain is based on the following: (1) we presume the tax position will be examined by the relevant taxing authority such as the IRS that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law, and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.
Derivative Instruments
KDP is exposed to market risks arising from adverse changes in interest rates, commodity prices, and FX rates. We manage these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward, future, swap and option contracts, and supplier pricing agreements. We do not hold or issue derivative financial instruments for trading or speculative purposes.
All derivative instruments are recorded on a gross basis, including those subject to master netting arrangements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
We have exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, we have not experienced material credit losses as a result of counterparty nonperformance. We select and periodically review our counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position of the programs upon execution of a hedging transaction and at least on a quarterly basis.
Loss Contingencies
Legal Matters
KDP is involved from time to time in various claims, proceedings, and litigation, including those described in Note 18. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made, and where applicable, provides disclosure of such legal matters in Note 18.
Product Warranties
We provide for the estimated cost of product warranties associated with our brewers in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the expected repair or replacement costs. The estimate for warranties requires assumptions relating to expected warranty claims which are based on historical claims and known current year factors.
Revenue Recognition
We recognize revenue when performance obligations under the terms of a contract with the customer are satisfied. Branded product sales, which include LRBs, K-Cup pods, appliances, and other, occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The amount of consideration we receive and revenue we recognize varies with changes in customer incentives offered to our customers and their customers. These incentives and discounts, which are recorded as a reduction of revenue, include cash discounts, price allowances, volume-based rebates, product placement fees, and other financial support for items such as trade promotions, displays, new products, consumer incentives, and advertising assistance. Accruals are established for the expected payout based on contractual terms, volume-based metrics, and/or historical trends, and require management judgment with respect to estimating customer participation and performance levels. Sales taxes and other similar taxes are excluded from revenue. Costs associated with shipping and handling activities, such as merchandising, are included in SG&A expenses as revenue is recognized.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Selling, General and Administrative Expenses
Transportation and Warehousing Costs
We incurred $1,910 million, $1,783 million, and $1,746 million of transportation and warehousing costs during the years ended December 31, 2024, 2023, and 2022, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio, and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $657 million, $640 million, and $537 million for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $70 million, $66 million, and $65 million for the years ended December 31, 2024, 2023, and 2022, respectively. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized within SG&A expenses in the Consolidated Statements of Income related to the fair value of employee stock-based awards, ratably over the vesting period, and only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed.
Compensation cost is based on the grant-date fair value. The fair value of RSUs is determined based on the number of units granted and the grant date price of common stock. The fair value of PSUs is estimated at the date of grant using a Monte-Carlo simulation.
Restructuring and Integration Costs
We implement restructuring programs from time to time and incur costs that are designed to improve operating effectiveness and lower costs. When these programs are implemented, we incur expenses, such as employee separations, lease terminations, and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP. Severance costs are recorded once they are both probable and estimable. Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements.
We also incur expenses that are an integral component of, and directly attributable to, the restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, IT implementation costs, and other incremental costs. We have recorded these costs within SG&A expenses on the Consolidated Statements of Income, and these costs are held within unallocated corporate costs.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Foreign Currency Translation and Transaction
We translate assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. The functional currency of our operations outside the U.S. is generally the local currency of the country where the operations are located, or U.S. dollars. The results of operations are translated into U.S. dollars at a monthly average rate, calculated using daily exchange rates.
Differences arising from the translation of opening balance sheets of these entities to the rate at the end of the financial year are recognized in AOCI. The differences arising from the translation of foreign results at the average rate are also recognized in AOCI. Such translation differences are recognized as income or expense in the period in which we dispose of the operations.
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
Earnings per Share
Basic EPS is computed by dividing Net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities determined through the treasury stock method.
Repurchases of Common Stock
Shares repurchased under authorized share repurchase programs are retired, and the excess purchase price over the par value is recorded to additional paid-in capital.
The IRA imposes a 1% excise tax on net share repurchases that occur after December 31, 2022. The tax associated with shares repurchased is recorded to additional paid-in capital. Cash paid related to the excise tax on net share repurchases is included in the Repurchases of common stock line in the Consolidated Statements of Cash Flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. We are currently evaluating ASU 2023-09 but expect the impact of the disclosures to be immaterial to KDP’s consolidated financial statements.
In February 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The objective of ASU 2024-03 is to require entities to provide enhanced disclosures of income statement expenses through disaggregation of specific expense captions. ASU 2024-03 is effective for public companies starting in annual periods beginning after December 15, 2026 and in interim periods beginning after December 15, 2027. We are currently evaluating ASU 2024-03 and the impact of the disclosures to KDP’s consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2024 we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The objective of ASU 2023-07 is to require entities to provide enhanced disclosures on significant segment expenses. ASU 2023-07 is effective for public companies in annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Refer to Note 8 for additional information on our segment related disclosures.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

	December 31,
(in millions)	2024	2023
Notes	$12,948	$11,095
Term loan	990	—
Less: current portion of long-term obligations	(1,026)	(1,150)
Long-term obligations	$12,912	$9,945
The following table summarizes our short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2024	2023
Commercial paper notes	$1,616	$2,096
Current portion of long-term obligations:
Notes	1,026	1,150
Short-term borrowings and current portion of long-term obligations	$2,642	$3,246

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SENIOR UNSECURED NOTES
Our Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2024	2023
2024 Notes	March 15, 2024	0.750%	$—	$1,150
2025 Merger Notes	May 25, 2025	4.417%	529	529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027-B Notes	March 15, 2027	Floating(2)	350	—
2027-C Notes	March 15, 2027	5.100%	750	—
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			13,093	11,243
Adjustment from principal amount to carrying amount(1)			(145)	(148)
Carrying amount			$12,948	$11,095
(1)The carrying amount includes unamortized discounts, debt issuance costs and fair value adjustments related to the DPS Merger.
(2)The 2027-B Notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus 0.88% per annum, and the rate is reassessed quarterly.
On March 7, 2024, we completed the issuance of the 2027-B Notes, the 2027-C Notes, the 2029-B Notes, the 2031-B Notes, and the 2034 Notes, with an aggregate principal amount of $3 billion. The discount associated with these notes was approximately $5 million, and we incurred $16 million in debt issuance costs. The proceeds from the issuance were used for our share repurchase program, to repay outstanding commercial paper, and to repay the 2024 Notes at maturity, with the remainder intended for general corporate purposes.
Notes, among other things, contain customary default provisions and limit our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions, and to enter into certain mergers or transfers of substantially all of KDP‘s assets. The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries. As of December 31, 2024, we were in compliance with all financial covenant requirements of the Notes.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Term Loan Agreement
On October 25, 2024, we entered into the Term Loan Agreement among KDP, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent. The deferred financing fees incurred in connection with the Term Loan Agreement were insignificant.
The Term Loan Agreement provides for a delayed draw term loan facility in an aggregate principal amount of $1.25 billion, available in a first tranche of up to $1 billion and second tranche of up to $250 million. The proceeds of the Term Loan Agreement may be used by KDP for general corporate purposes, including to finance acquisitions (including the payment of any fees and expenses incurred in connection therewith). Borrowings under the Term Loan Agreement are unsecured. Borrowings under the first tranche and second tranche must be repaid on April 25, 2026, and February 23, 2027, respectively, but may be repaid earlier without penalty. On December 31, 2024, we drew $990 million on the first tranche of the Term Loan Agreement, and the remaining capacity of the first tranche was forfeited. As of December 31, 2024, the second tranche of up to $250 million remains available.
The interest rate applicable to borrowings under the Term Loan Agreement ranges from (i) a rate equal to SOFR plus a spread adjustment of 0.100% and a margin of 0.875% to 1.500% to (ii) a rate equal to a base rate plus a margin of 0.000% to 0.500%, in each case depending on our credit rating as determined by Moody’s and S&P. The Term Loan Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes, and entering into transactions with affiliates, (iii) a financial covenant in the form of a minimum interest coverage ratio of 3.25 to 1.00, and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2024, we were in compliance with our minimum interest coverage ratio relating to the Term Loan Agreement.
Revolving Credit Agreement
On February 23, 2022, we entered into the Revolving Credit Agreement among KDP, as borrower, the lenders from time to time party thereto and JPMorgan Chase, Bank, N.A., as administrative agent. We incurred approximately $4 million in deferred financing fees related to the issuance.
The following table summarizes information about the Revolving Credit Agreement:

(in millions)		December 31, 2024		December 31, 2023
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
Revolving Credit Agreement(1)	February 23, 2027	$4,000	$—	$—
(1)The Revolving Credit Agreement has $200 million letters of credit available, none of which were utilized as of December 31, 2024.
Borrowings under the Revolving Credit Agreement will bear interest at a rate per annum equal to, at KDP's option, an adjusted SOFR rate plus a margin of 0.875% to 1.500% or a base rate plus a margin of 0.000% to 0.500%, in each case, depending on the rating of certain index debt of KDP. The Revolving Credit Agreement contains customary representations and warranties for investment grade financings. The Revolving Credit Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on KDP and its subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, KDP and its subsidiaries from taking certain actions, including, without limitation, incurring liens, consummating certain fundamental changes and entering into transactions with affiliates, (iii) a financial covenant in the form of a minimum interest coverage ratio of 3.25 to 1.00, and (iv) customary events of default (including a change of control) for financings of this type. As of December 31, 2024, we were in compliance with our minimum interest coverage ratio relating to the Revolving Credit Agreement.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Commercial Paper Program
KDP has a commercial paper program, under which we may issue unsecured commercial paper notes on a private placement basis. Effective November 10, 2023, the maximum aggregate amount available under the facility was increased to $4,000 million. The maturities of the commercial paper notes vary, but commercial paper notes are classified as short-term, as maturities do not exceed one year. We issue commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings.
The following table provides information about our weighted average borrowings under our commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2024	2023	2022
Weighted average commercial paper borrowings	$2,270	$1,267	$40
Weighted average borrowing rates	5.42%	5.41%	2.36%
Letters of Credit Facility
In addition to the portion of the Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $74 million of which was utilized as of December 31, 2024 and $76 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $12,036 million and $10,486 million as of December 31, 2024 and 2023, respectively.
4. Acquisitions
GHOST TRANSACTIONS
On October 23, 2024, we entered into a definitive agreement with GHOST, and certain other parties named therein, to acquire a controlling interest in GHOST. Founded in 2016, GHOST is a lifestyle sports nutrition business with a portfolio anchored by GHOST Energy, a leading ready-to-drink energy brand.
Under the terms of the agreement, we initially purchased a 60% stake in GHOST for aggregate consideration of $999 million, which included customary adjustments. We also entered into an agreement which requires us to purchase the remaining equity interests in GHOST in 2028.
Separately from the above transaction, we also executed an agreement with GHOST and ABI which terminates the distribution rights for certain GHOST products by ABI, effective March 3, 2025, for a termination payment to ABI of $225 million. At that time, we will assume the distribution of such products. The termination payment was accrued as of December 31, 2024, with the corresponding expense included within Other operating expense (income), net in the Consolidated Statements of Income.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Under the acquisition method of accounting, total consideration was as follows:

(in millions)	Total Consideration
Initial payment to acquire 60% of GHOST	$999
Fair value of mandatory redemption liability for the remainder of the business on December 31, 2024(1)	689
Total consideration	$1,688
(1)The fair value of our mandatory redemption liability is estimated using the Monte Carlo simulation method which includes forecasted EBITDA expectations, adjusting for market risks and volatility, calculating redemption prices, discounting to present terms with the cost of debt, and averaging results across scenarios to determine fair value, incorporating the market price of risk and volatility estimates from similar companies.
The initial payment of $999 million was funded primarily by proceeds drawn from the Term Loan Agreement. Refer to Note 3 for additional information.
Allocation of Consideration
Our preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the GHOST Transactions is based on estimated fair values as of December 31, 2024. The following is a summary of the preliminary allocation of consideration to the estimated fair values of assets acquired and liabilities assumed in the GHOST Transactions as of December 31, 2024:

(in millions)	Fair Value
Brand	$1,146
Assets acquired, net of liabilities assumed	82
Customer relationships	23
Goodwill	437
Total consideration	1,688
Less: Holdback placed in escrow(1)	(90)
Acquisition of business	$1,598
(1)Amount includes both the current and non-current portion of the holdback liability. Refer to Note 17 for additional information.
The GHOST Transactions preliminarily resulted in $437 million of goodwill. The goodwill to be recognized is attributable to revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength, as well as operational and general and administrative cost synergies. The goodwill created in the GHOST Transactions is expected to be deductible for tax purposes. All of the goodwill is included in our U.S. Refreshment Beverages segment.
We have not presented estimated unaudited pro forma results of operations for the GHOST Transactions or the actual results of GHOST because it is not material to our consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OTHER IMMATERIAL ACQUISITIONS
Kalil Acquisition
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
Our preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Kalil Acquisition is based on estimated fair values as of August 9, 2024, and the consideration was primarily allocated to property, plant, and equipment and other intangible assets.
Other
We spent $6 million in connection with an immaterial acquisition during the year ended December 31, 2024.
5. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2022	$8,714	$8,622	$2,736	$20,072
Foreign currency translation	—	—	130	130
Balance as of December 31, 2023	8,714	8,622	2,866	20,202
Acquisitions(1)	447	—	—	447
Impairment(2)	(306)	—	—	(306)
Foreign currency translation	—	—	(290)	(290)
Balance as of December 31, 2024(3)	$8,855	$8,622	$2,576	$20,053
(1)Acquisition activity during the year ended December 31, 2024 represents goodwill recorded as a result of the 2024 acquisitions. Refer to Note 4 for additional information.
(2)Impairment activity during the year ended December 31, 2024 represents impairment of our U.S. WD reporting unit. Refer to Impairment Analysis - 2024 Impairment Analysis below for further information.
(3)As of December 31, 2024, goodwill for the U.S. Refreshment Beverages segment is inclusive of accumulated impairment losses of $306 million. There were no accumulated impairment losses for goodwill as of December 31, 2023 or 2022.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	December 31, 2024			December 31, 2023
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(621)	$525	$1,146	$(548)	$598
Customer relationships	666	(270)	396	638	(236)	402
Contractual arrangements	144	(21)	123	146	(13)	133
Trade names	126	(124)	2	126	(114)	12
Brands	51	(32)	19	51	(25)	26
Distribution rights	66	(23)	43	29	(22)	7
Total intangible assets with definite lives	$2,199	$(1,091)	$1,108	$2,136	$(958)	$1,178
Intangible assets with indefinite lives:
Brands(1)			$19,848			$19,476
Trade names			2,478			2,478
Distribution rights(2)			200			155
Total intangible assets with indefinite lives			22,526			22,109
Other intangible assets, net			$23,634			$23,287
(1)The change in brands with indefinite lives was driven by the acquisition of the GHOST brand in the amount of $1,146 million, which was partially offset by non-cash impairment charges of $412 million and unfavorable foreign currency translation impacts of $362 million during the year ended December 31, 2024. Refer to Impairment Analysis - 2024 Impairment Analysis below for further information.
(2)The increase in distribution rights with indefinite lives during the year ended December 31, 2024 was primarily driven by acquired distribution rights related to Electrolit of $49 million.
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Amortization expense	$133	$137	$138
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2025	2026	2027	2028	2029
Expected amortization expense	$127	$123	$107	$99	$96

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS IMPAIRMENT
2024 Impairment Analysis
For the year ended December 31, 2024, we performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names and distribution rights, and did not identify any indicators of impairment. For goodwill and indefinite-lived brands, we performed a Step 1 analysis. As a result, non-cash impairment charges of $412 million were recorded specific to certain brands in the U.S. Refreshment Beverages segment, and a non-cash impairment charge of $306 million was recorded to goodwill related to the U.S. Warehouse Direct reporting unit in the U.S. Refreshment Beverages segment. The primary factors that led to the brand impairment determination as of October 1, 2024, primarily led by Snapple, were a downward outlook for operating cash flows in our strategic plan, which led to a reduction in the long-term growth rate. The primary factors that led to the goodwill impairment determination as of October 1, 2024, driven by our U.S. Warehouse Direct reporting unit, were headwinds experienced by certain brands in our still portfolio, including a downward outlook for operating cash flows in our strategic plan, which led to a reduction in the long-term growth rate.
2023 Impairment Analysis
For the year ended December 31, 2023, we performed a Step 1 analysis on all goodwill and indefinite-lived intangible assets. No impairments were recorded as a result of these analyses.
2022 Impairment Analysis
In the third quarter of 2022, management identified specific performance and margin challenges for the Bai brand and performed a Step 1 quantitative discounted cash flow analysis using the income approach. As a result of this analysis, we recorded an impairment charge of $311 million in the U.S. Refreshment Beverages segment.
During our annual impairment analysis, we performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names, contractual arrangements, and distribution rights, and did not identify any indicators of impairment. For goodwill and the primary indefinite-lived brands, we performed a Step 1 analysis which resulted in non-cash impairment charges of $161 million were recorded specific to certain brands during the year. The primary factors that led to the brand impairment determination as of October 1, 2022, driven primarily by Schweppes, were the change in the macroeconomic environment leading to increases in discount rates, as well as supply chain disruptions within third-party distribution networks.
Additional Impairment Considerations
The following table provides the range of rates considered to be significant inputs that were used in the annual impairment analyses as of October 1, 2024, 2023, and 2022:

	2024		2023		2022
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	7.0%	9.5%	8.0%	13.5%	7.3%	10.3%
Long-term growth rates	—%	3.5%	—%	4.0%	—%	3.8%
Royalty rates(1)	1.0%	1.0%	1.0%	10.0%	N/A	N/A
(1)Royalty rates were used in a Step 1 quantitative analysis of certain non-priority brands for the years ended December 31, 2024 and 2023, and trade names for the year ended December 31, 2023. For the year ended December 31, 2022, royalty rates were not used, as we performed a Step 0 qualitative analysis for both trade names and certain non-priority brands.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The results of the impairment analyses of our indefinite lived brands as of October 1, 2024, 2023, and 2022 are as follows:

	2024		2023		2022
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$280	$280	$—	$—	$2,136	$2,136
Less than 25%	2,580	2,900	2,274	2,493	2,186	2,547
26 - 50%	1,488	2,160	2,339	3,018	—	—
In excess of 50%	14,481	34,490	14,767	29,002	14,848	28,942
(1)Carrying value reflects the results of the annual impairment analysis recognized during the years ended December 31, 2024 and 2022.
6. Derivatives
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the Consolidated Statements of Income. As of December 31, 2024, economic interest rate derivative instruments have maturities ranging from May 2035 to July 2043.
Cash Flow Hedges
In April 2022, KDP terminated $1.5 billion of notional amount of its $2.5 billion forward starting swaps, which had been designated as cash flow hedges. Upon termination, KDP received $125 million to settle the contracts with the counterparties, which is amortized to Interest expense, net over the respective terms of the issued Notes.
On September 30, 2022, KDP de-designated $500 million of notional amount of the forward starting swaps. As the forecasted debt transaction was still probable to occur, the fair value of the these instruments as of the de-designation was recorded to AOCI. Changes in fair value of the these instruments from the point of de-designation were recorded as unrealized gains or losses in Interest expense, net in the Consolidated Statements of Income until the instruments were terminated in the third quarter of 2023, at which time the realized gains in excess of the fair value as of the date of de-designation were recorded in Interest expense, net. The fair value of the instruments as of the date of de-designation remained in AOCI until March 2024, when the forecasted debt transaction took place with the issuance of the 2034 Notes, and the fair value of the instruments began amortizing to Interest expense, net over the term of the 2034 Notes.
During the first quarter of 2023, KDP terminated the remaining forward starting swaps which were designated as cash flow hedges. As the forecasted debt transaction associated with the terminated forward starting swaps was no longer considered probable, the realized gains associated with the termination were recorded in Interest expense, net during the first quarter of 2023.
FOREIGN EXCHANGE
We are exposed to foreign exchange risk in our foreign subsidiaries and with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of these subsidiaries are subject to exposure from movements in exchange rates.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2024, these FX contracts have maturities ranging from January 2025 to September 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our Canadian and Mexican businesses. The intent of these FX contracts is to provide predictability in our overall cost structure. As of December 31, 2024, these FX contracts have maturities ranging from January 2025 to December 2025.
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap and option contracts that economically hedge certain risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2024, these commodity contracts have maturities ranging from January 2025 to July 2026.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

	December 31,
(in millions)	2024	2023
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,700	$1,700
Swaptions, not designated as hedging instruments	—	3,200
FX contracts
Forward contracts, not designated as hedging instruments	$490	$710
Forward contracts, designated as cash flow hedges	486	425
Commodity contracts, not designated as hedging instruments(1)	515	500
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of commodity contracts, interest rate contracts and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR forward rates, for all substantial terms of our contracts and credit risk of the counterparties. FX forward contracts are valued using quoted FX forward rates at the reporting date. Therefore, we have categorized these contracts as Level 2.
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are not designated as hedging instruments within the Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

		December 31,
(in millions)	Balance Sheet Location	2024	2023
Assets:
FX forward contracts	Prepaid expenses and other current assets	$7	$5
Commodity contracts	Prepaid expenses and other current assets	32	9
FX forward contracts	Other non-current assets	4	—
Commodity contracts	Other non-current assets	2	3

Liabilities:
Interest rate contracts	Other current liabilities	$22	$80
FX forward contracts	Other current liabilities	4	3
Commodity contracts	Other current liabilities	82	53
Interest rate contracts	Other non-current liabilities	345	186
FX forward contracts	Other non-current liabilities	—	4
Commodity contracts	Other non-current liabilities	3	11
Designated as Hedging Instruments
The following table summarizes the fair value hierarchy and the location of the fair value of our derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets. All such instruments are considered level 2 within the fair value hierarchy.

		December 31,
(in millions)	Balance Sheet Location	2024	2023
Assets:
FX contracts	Prepaid expenses and other current assets	$41	$1

Liabilities:
FX contracts	Other current liabilities	$—	$14

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

		For the Year Ended December 31,
(in millions)	Income Statement Location	2024	2023	2022
Interest rate contracts	Interest expense, net	$63	$(26)	$231
Interest rate contracts	Loss on early extinguishment of debt	—	—	31
FX forward contracts	Cost of sales	(6)	(2)	(7)
FX forward contracts	Other (income) expense, net	(10)	5	(9)
Commodity contracts	Cost of sales	28	22	12
Commodity contracts	SG&A expenses	10	17	(46)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		For the Year Ended December 31,
(in millions)	Income Statement Location	2024	2023	2022
Interest rate contracts(1)	Interest expense, net	$(12)	$(74)	$(6)
FX contracts	Cost of sales	(3)	—	5
(1)Amounts recognized during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
We expect to reclassify approximately $13 million and $38 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
7. Leases
The following table presents the components of lease cost:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Operating lease cost	$170	$159	$137
Finance lease cost
Amortization of right-of-use assets	95	81	76
Interest on lease liabilities	33	25	23
Variable lease cost(1)	37	39	35
Short-term lease cost	2	1	2
Sublease income	(1)	—	—
Total lease cost	$336	$305	$273
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents supplemental cash flow and other information about our leases:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161	$149	$125
Operating cash flows from finance leases	32	25	23
Financing cash flows from finance leases	115	95	90
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$118	$112	$320
Finance leases	196	109	104
The following table presents information about our weighted average discount rate and remaining lease term:

	December 31,
	2024	2023
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.5%	3.9%
Weighted average remaining lease term
Operating leases	9 years	10 years
Finance leases	9 years	9 years
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the Consolidated Balance Sheets as of December 31, 2024 were as follows:

(in millions)	Operating Leases	Finance Leases
2025	$158	$158
2026	161	193
2027	136	102
2028	107	89
2029	100	82
Thereafter	494	339
Total future minimum lease payments	1,156	963
Less: imputed interest	(238)	(161)
Present value of minimum lease payments	$918	$802
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2024, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $148 million. These leases will commence between 2025 and 2027, with initial lease terms ranging from 1 year to 7 years.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
ASSET SALE-LEASEBACK TRANSACTIONS
In 2022 and 2023, we entered into a number of asset sale-leaseback transactions with a single sponsor, the Veyron SPEs. Gains on the sale-leasebacks are recorded in Other operating expense (income), net, and the leasebacks are accounted for as operating leases. Gains on sale-leaseback transactions were as follows:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Gain on sale	$—	$6	82
The initial term of each leaseback is 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) KDP’s position that the dynamic environment in which we operate precludes our ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on KDP remaining investment grade and no change-in-control as of the end of the lease term. Each leaseback has an RVG. Refer to Note 19 for additional information about RVGs associated with asset sale-leaseback transactions.
8. Segments
Effective January 1, 2023, we revised our segment structure to align with changes in how our CODM manages the business, assesses performance and allocates resources. The prior period segment disclosures reflect the revised presentation.
Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single serve brewers and accessories, and other coffee products to partners, retailers, and directly to consumers through the Keurig.com website.
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
Segment results are based on management reports provided to the CODM, which is Tim Cofer, our CEO. Net sales and income from operations are the significant financial measures used to assess the operating performance of KDP's operating segments. The CODM periodically monitors our actual results and remaining forecast versus our annual budget for these financial measures, and this information is used to assess performance of the reportable segments, determine the payout of short-term incentive plan compensation, and to establish management’s base salaries.
Intersegment sales are recorded at cost and are eliminated in the Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. “Other segment expense (income)” includes Other operating expense (income), net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at “Income from operations - reportable segments”. “Unallocated corporate costs” are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the Year Ended December 31, 2024
Net sales	$9,331	$3,967	$2,053	$15,351
Cost of sales	3,608	2,210	996
SG&A expenses	2,904	684	521
Other segment expense (income)(1)	941	(6)	(9)
Income from operations - reportable segments	$1,878	$1,079	$545	$3,502
Unallocated corporate costs				(911)
Income from operations				2,591
Interest expense, net				735
Impairment of investments and note receivable				2
Other (income) expense, net				(60)
Income before provision for income taxes				$1,914
(1)During the year ended December 31, 2024, Other segment items within the U.S. Refreshment Beverages segment primarily consisted of non-cash impairment charges of $412 million recorded specific to certain indefinite-lived brand assets and $306 million recorded to the WD reporting unit goodwill. Refer to Note 5 for additional information about these non-cash impairment charges. Other segment items within the U.S. Refreshment Beverages segment also included the $225 million termination payment to ABI for distribution rights related to the GHOST Transactions. Refer to Note 4 for additional information.

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the Year Ended December 31, 2023
Net sales	$8,821	$4,071	$1,922	$14,814
Cost of sales	3,536	2,228	979
SG&A expenses	2,810	691	476
Other segment income	(8)	(6)	(8)
Income from operations - reportable segments	$2,483	$1,158	$475	$4,116
Unallocated corporate costs				(924)
Income from operations				$3,192
Interest expense, net				496
Other (income) expense, net				(61)
Income before provision for income taxes				$2,757

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the Year Ended December 31, 2022
Net sales	$8,083	$4,302	$1,672	$14,057
Cost of sales	3,318	2,415	891
SG&A expenses	2,637	726	422
Other segment expense (income)(1)	167	(54)	(14)
Income from operations - reportable segments	$1,961	$1,215	$373	$3,549
Unallocated corporate costs				(944)
Income from operations				$2,605
Interest expense, net				693
Loss on early extinguishment of debt				217
Gain on sale of equity method investment				(50)
Impairment of investments and note receivable				12
Other (income) expense, net				14
Income before provision for income taxes				$1,719
(1)During the year ended December 31, 2022, Other segment items under the U.S. Refreshment Beverages segment primarily consisted of noncash impairment charges of $472 million recorded specific to certain indefinite-lived brand assets. Refer to Note 5 for additional information. This was offset by a $271 million gain on litigation settlement. Other segment items under the U.S. Coffee segment primarily consisted of a $30 million gain on sale related to asset sale-leaseback transaction.
GEOGRAPHIC DATA
The following tables present information about our operations by geographic region:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Net sales
U.S.	$13,368	$12,961	$12,454
Foreign	1,983	1,853	1,603
Net sales	$15,351	$14,814	$14,057

	December 31,
(in millions)	2024	2023
Property, plant, and equipment, net
U.S.	$2,450	$2,247
Foreign	514	452
Total property, plant, and equipment, net	$2,964	$2,699

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of our total net sales, and is represented in all three of our reportable segments. The following table provides our net sales to Walmart:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Net sales
Walmart	$2,514	$2,476	$2,184
Additionally, customers in our U.S. Refreshment Beverages and International segments buy concentrate from KDP, which is used in finished goods sold by our third party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with our consolidated net sales as it relates to Walmart.
9. Revenue Recognition
The following table disaggregates our revenue by portfolio:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the Year Ended December 31, 2024
LRB	$9,196	$38	$1,332	$10,566
K-Cup pods	—	3,112	502	3,614
Appliances	—	694	78	772
Other	135	123	141	399
Net sales	$9,331	$3,967	$2,053	$15,351

For the Year Ended December 31, 2023
LRB	$8,675	$—	$1,230	$9,905
K-Cup pods	—	3,207	477	3,684
Appliances	—	725	74	799
Other	146	139	141	426
Net sales	$8,821	$4,071	$1,922	$14,814

For the Year Ended December 31, 2022
LRB	$7,951	$—	$987	$8,938
K-Cup pods	—	3,328	444	3,772
Appliances	—	837	86	923
Other	132	137	155	424
Net sales	$8,083	$4,302	$1,672	$14,057
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
10. Earnings Per Share
The following table presents our basic and diluted EPS and shares outstanding:

	For the Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net income	$1,441	$2,181	$1,436

Weighted average common shares outstanding	1,362.2	1,399.3	1,416.8
Dilutive effect of stock-based awards	6.1	9.1	11.7
Weighted average common shares outstanding and common stock equivalents	1,368.3	1,408.4	1,428.5

Basic EPS	$1.06	$1.56	$1.01
Diluted EPS	1.05	1.55	1.01

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.8	1.0	—
11. Employee Benefit Plans
DEFINED BENEFIT PENSION PLANS
Overview
We have several non-contributory defined benefit plans, each having a measurement date of December 31. To participate in the defined benefit plans, eligible employees must have been employed for at least one year. Employee benefit plan obligations and expenses included in the consolidated financial statements are determined using actuarial analyses based on plan assumptions including employee demographic data such as years of service and compensation, benefits and claims paid, and employer contributions, among others. We also participate in various multi-employer defined benefit plans.
One of our U.S. defined benefit pension plans, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases. The cash balance plans maintain individual record-keeping accounts for each participant, which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Financial Statement Impact
The following table sets forth amounts recognized in our financial statements and the pension plans' funded status:

	As of December 31,
(in millions)	2024	2023
Projected benefit obligations
Beginning balance	$169	$159
Service cost	3	3
Interest cost	9	9
Actuarial (gains) losses, net	(5)	11
Benefits paid	(5)	(5)
Impact of changes in FX rates	(4)	2
Settlements	(8)	(10)
Ending balance	$159	$169

Fair value of plan assets
Beginning balance	$134	$126
Actual return on plan assets	—	11
Employer contributions	6	12
Benefits paid	(5)	(5)
Settlements	(8)	(10)
Ending balance	$127	$134

Net liability recognized	$(32)	$(35)

Current liability	$(1)	$(2)
Non-current liability	(31)	(33)
The accumulated benefit obligations for all defined benefit pension plans were $156 million and $165 million as of December 31, 2024 and 2023, respectively. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	As of December 31,
(in millions)	2024	2023
Aggregate projected benefit obligation	$159	$169
Aggregate accumulated benefit obligation	156	165
Aggregate fair value of plan assets	127	134
The following table summarizes the components of our net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Service cost	$3	$3	$4
Interest cost	9	9	7
Expected return on assets	(6)	(8)	(7)
Settlements	1	1	(1)
Total net periodic benefit costs	$7	$5	$3

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
We use the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans’ projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated service costs or net actuarial losses for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2025 are expected to be insignificant.
The following table summarizes amounts included in AOCI for our defined benefit plans:

	As of December 31,
(in millions)	2024	2023
Net actuarial loss	$12	$12
Prior service cost	2	3
Total	$14	$15
Contributions and Expected Benefit Payments
The following table summarizes the contributions made to our defined benefit plans for the years ended December 31, 2024, 2023, and 2022, as well as our projected contributions for the year ended December 31, 2025:

	Projected	For the Year Ended December 31,
(in millions)	2025	2024	2023	2022
Non-discretionary contributions	$7	$6	$12	$3
The following table summarizes the estimated future benefit payments for our defined benefit plans:

(in millions)	2025	2026	2027	2028	2029	2030-2034
Estimated future benefit payments	$15	$13	$14	$13	$14	$69
Actuarial Assumptions
Our pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, compensation rate increases and expected long-term rate of return on plan assets for pension benefits.
The following information is provided for our U.S. defined benefit pension plans, as our foreign defined benefit pension plans are not material to our consolidated financial statements.
The discount rate that was utilized for determining our projected benefit obligations as of December 31, 2024 and 2023, as well as projected 2025 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. AA rated bonds as of December 31, 2024. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
Expected mortality is a key assumption in the measurement for pension benefit obligations. For our U.S. plans, we used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2021, published by the Society of Actuaries’ Retirement Plans Experience Committee, for the years ended December 31, 2024 and 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table summarizes the weighted-average actuarial assumptions used to determine benefit obligations at the plan measurement dates for U.S. plans:

	As of December 31,
	2024	2023
Discount rate	5.60%	5.10%
Rate of increase in compensation levels	3.00%	3.00%
The following table summarizes the weighted-average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2024	2023	2022
Discount rate	5.60%	5.10%	5.40%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return	4.95%	4.75%	6.00%
For the years ended December 31, 2024, 2023, and 2022, the expected long-term rate of return on U.S. pension fund assets held by our pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered.
Investment Policy and Strategy
We have established formal investment policies for the assets associated with our U.S. defined benefit pension plans. Our investment policy and strategy are mandated by our Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy, and to maximize long-term investment return consistent with a reasonable level of risk. We actively manage the investments in our portfolio, with periodic review of investment performance both by investment manager and asset class, as well as review of overall market conditions and consideration of our long-term investment objectives. The equity and fixed income investments under our sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.
As of December 31, 2023, we were in compliance with the investment policy for the U.S. defined benefit pension plans, which contained allowable ranges in asset mix of 5-15% for U.S. equity securities, 5-15% for international equity securities, and 70-90% for fixed income securities.
During the year ended December 31, 2024, we revised our investment policy for our U.S. defined benefit pension plans. As of December 31, 2024, we were in compliance with the investment policy, which allows for a varying asset allocation dependent on each plan’s funded status, as follows:

Target allocation
Return-seeking(1)	40-60%
Liability-hedging(2)	40-60%
(1)Return-seeking assets generally consist of common collective trust funds comprised of equity securities, liquid alternatives, and fixed income securities.
(2)Liability-hedging assets consist of common collective trust funds comprised of a mix of fixed income securities and hedging instruments aimed to achieve a target interest rate.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
FAIR VALUE OF THE PENSION ASSETS
Assets contributed by KDP to our pension plans become the property of the individual plans. Even though we no longer have control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in the Consolidated Balance Sheets. As such, we use a variety of valuation techniques depending on the type of instrument in order to measure the fair value of assets held by our pension plans.
In conjunction with the revised investment policy discussed above, we implemented changes to the structure of assets held by our pension plans. With the exception of Cash and cash equivalents, all pension assets are comprised of common collective trust funds, which are valued using NAV as a practical expedient. Such assets have not been categorized in the fair value hierarchy. The following table presents the total fair value of major categories of the pension plan assets for the year ended December 31, 2024:

(in millions)	Level 1	NAV	Total
Cash and cash equivalents	$23	$—	$23
Investments measured at NAV(1)	—	104	104
Total fair value of plan assets	$23	$104	$127
(1)Primarily consists of common collective trust funds, which are valued at NAV based on the fair value of the underlying investments.
The following table presents the total fair value of major categories of the pension plan assets for the year ended December 31, 2023:

(in millions)	Level 1	Level 2	Total
Cash and cash equivalents	$1	$—	$1
U.S. equity securities(1)(2)	—	14	14
International equity securities(1)(2)	—	6	6
Fixed income securities(3)	—	113	113
Total fair value of plan assets	$1	$133	$134
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
PRMB PLANS
We have several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by KDP for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions, and other provisions. Our PRMB plans are not significant to the consolidated financial statements as of December 31, 2024 and 2023.
MULTI-EMPLOYER PLANS
We participate in several multi-employer plans, which are trustee-managed multi-employer defined benefit pension plans for union-represented employees under certain collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans, as assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $11 million, $6 million, and $5 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Individually Significant Multi-Employer Plan
We participate in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2024:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	March 20, 2025 through May 3, 2027
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Critical
Surcharge imposed	Yes
(1)Central States includes six collective bargaining agreements as of December 31, 2024. The largest agreement, which is set to expire February 28, 2027, covers approximately 61% of the employees included in Central States. Two of the collective bargaining agreements are set to expire during 2025, covering approximately 22% of the employees included in Central States. In January 2024, one union decertified, triggering a partial withdrawal liability. The impact was immaterial to our consolidated financial statements.
The most recent Pension Protection Act zone status available as of December 31, 2024 is for the plan's year-end as of December 31, 2023. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
Our contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2024, 2023, and 2022.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	2025	2026	2027	2028	2029
Future estimated contributions to Central States	$2	$2	$2	$2	$2
DEFINED CONTRIBUTION PLANS
We sponsor various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRS regulations. We make matching contributions and discretionary profit sharing contributions to these plans. We incurred contribution expense of $67 million, $64 million, and $61 million to the defined contribution plans for the years ended December 31, 2024, 2023, and 2022, respectively.
We also sponsor a non-qualified defined contribution plan for employees which is maintained in a rabbi trust and is not readily available to us. The fair value of the securities within this plan was $33 million and $32 million as of December 31, 2024 and 2023, respectively. Refer to Note 17 for additional information on mark-to-market activity for the deferred defined compensation plan.
12. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Total stock-based compensation expense(1)	$98	$116	$52
Income tax benefit recognized in the Consolidated Statements of Income	(16)	(19)	(7)
Stock-based compensation expense, net of tax	$82	$97	$45
(1)Effective January 1, 2022, we changed our accounting policy election to record expense only for awards expected to vest. The cumulative effect of this change in accounting policy was recorded effective January 1, 2022, as the impact of forfeitures on stock-based compensation has historically been insignificant. We recorded a one-time $40 million reduction to stock-based compensation expense as a result of the change in forfeiture policy in the year ended December 31, 2022.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
We previously adopted the 2009 Incentive Plan, under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, RSUs, and PSUs. Grants subsequent to the DPS Merger and prior to the adoption of the 2019 Incentive Plan were granted under the 2009 Incentive Plan. The 2019 Incentive Plan was adopted in 2019, expires in 2029, and contains substantially similar provisions to the 2009 Incentive Plan. Together, these incentive plans provide for the issuance of up to an aggregate of 27,425,720 shares of our common stock in stock-based compensation awards.
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted after the DPS Merger through 2019	5-year term with cliff-vesting at the end of the term
RSUs granted in 2020 through 2024	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5
However, from time to time, we grant RSUs outside of the normal grant cycle which have different terms and vesting conditions. For all RSU grants, we recognize the expense ratably over the vesting period.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	15,748,820	$29.42	1.7	$525
Granted	4,456,257	26.66
Vested and released	(6,123,032)	26.87		187
Forfeited	(1,593,246)	29.31
Balance as of December 31, 2024	12,488,799	29.70	2.0	401
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2024, 2023, and 2022 was $26.66, $30.60, and $35.76, respectively. The aggregate fair value of the RSUs vested and released for the years ended December 31, 2024, 2023, and 2022 was $165 million, $134 million, and $28 million, respectively.
As of December 31, 2024, there was $170 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.2 years.
PERFORMANCE SHARE UNITS
In 2020, the Compensation Committee of the Board approved a PSU grant. Each PSU is equivalent in value to one share of our common stock. The PSUs vested three years from the beginning date of a predetermined performance period, to the extent that the performance criteria is met during the performance period. The performance criteria includes a specified market condition which compares total shareholder return to that of certain indices. Additionally, the PSUs are required to be held by the grantee for one year after the awards have vested. The maximum payout percentage for all PSUs granted by KDP is 100%.
The PSUs are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the estimated dividend yield. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of KDP and certain indices over the most recent time period equal to the performance period.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	328,776	$28.80	0.0	$11
Granted	—	—
Vested and released	(107,422)	28.80		3
Forfeited or expired	(221,354)	28.80
Balance as of December 31, 2024	—	—	0.0	—
As of December 31, 2024, there was no remaining unrecognized compensation cost related to unvested PSUs.
STOCK OPTIONS
The table below summarizes stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	37,452	$14.76	3.2	$1
Granted	—	—
Exercised	(37,452)	14.76		1
Outstanding as of December 31, 2024	—	—	0.0	—
Exercisable as of December 31, 2024	—	—	0.0	—
13. Investments
The following table summarizes our investments in unconsolidated affiliates:

	December 31,
(in millions)	2024	2023
Nutrabolt(1)	$1,097	$960
Chobani(2)	313	307
Tractor(3)	56	44
Athletic Brewing(4)	47	50
Beverage startup companies(5)	5	5
Other	25	21
Investments in unconsolidated affiliates	$1,543	$1,387
(1)KDP holds a 35.8% interest on an as-converted basis in Nutrabolt, consisting of 31.1% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 4.7% in Class B common shares earned through the achievement of certain milestones included in the distribution agreement with Nutrabolt.
(2)KDP holds a 5.0% interest in Chobani.
(3)In May 2024, we modified our sales agent contract with Tractor. In exchange, we received additional equity interests, raising our total interest to 22.5% as of December 31, 2024.
(4)KDP holds an 11.6% interest in Athletic Brewing.
(5)Beverage startup companies represent equity method investments in development stage entities and may include entities which are pre-revenue, in test markets, or in early operations.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Chobani Investment
In August 2023, we invested $300 million in exchange for common shares in La Colombe that represented a 33.3% ownership interest. We additionally capitalized $7 million of incremental third-party costs into the investment balance.
In December 2023, La Colombe merged with a wholly-owned subsidiary of Chobani. Our investment in La Colombe was exchanged for common units in Chobani.
Nutrabolt Investment
Our interest in preferred units earns the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) our share of Nutrabolt’s earnings as if our preferred equity was converted into common units. We recorded preferred dividends of $46 million, $44 million, and $3 million during the years ended December 31, 2024, 2023, and 2022, respectively, which increased the investment balance for Nutrabolt.
14. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
U.S.	$696	$1,665	$789
Foreign	1,218	1,092	930
Total	$1,914	$2,757	$1,719
The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$377	$270	$320
State	108	117	97
Foreign	242	193	156
Total current provision	$727	$580	$573

Deferred:
Federal	$(199)	$31	$(141)
State	(55)	2	(147)
Foreign	—	(37)	(1)
Total deferred provision	(254)	(4)	(289)
Total provision for income taxes	$473	$576	$284

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following is a reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.1%	3.2%	2.6%
Impact of foreign operations	(1.4)%	(1.7)%	(2.3)%
Tax credits	(6.2)%	(3.7)%	(3.9)%
Valuation allowance for deferred tax assets	0.6%	—%	—%
U.S. taxation of foreign earnings	5.1%	3.0%	3.7%
Goodwill impairment	2.7%	—%	—%
Deferred rate change	(0.4)%	(0.3)%	(5.2)%
Uncertain tax positions	—%	0.1%	0.3%
U.S. federal provision to return	0.2%	—%	(0.1)%
Excess tax deductions on stock-based compensation	(0.2)%	(0.3)%	(0.1)%
Other	1.2%	(0.4)%	0.5%
Total provision for income taxes	24.7%	20.9%	16.5%
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Operating lease liability	$229	$230
Net operating losses carryforwards	30	36
Tax credit carryforwards	10	10
Accrued expenses	154	145
Research and development capitalization	94	76
Accrued termination fees	56	—
Other	107	121
Total deferred tax assets	680	618
Valuation allowances	(25)	(51)
Total deferred tax assets, net of valuation allowances	$655	$567
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,486)	$(5,720)
Property, plant, and equipment	(299)	(334)
Right of use assets	(224)	(226)
Other	(42)	(16)
Total deferred tax liabilities	(6,051)	(6,296)
Net deferred tax liabilities	$(5,396)	$(5,729)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CARRYFORWARDS
As of December 31, 2024 and 2023, we had $30 million and $36 million, respectively, in tax-effected net operating loss carryforwards. Of the $30 million of net operating loss carryforwards as of December 31, 2024, $27 million will not expire, $1 million related to state income tax will begin to expire in 2027, and the remaining $2 million related to foreign income tax will begin to expire in the year 2035.
As of both December 31, 2024 and 2023, we had $10 million of credit carryforwards. As of December 31, 2024, the $10 million of state tax credit carryforwards will begin to expire in the year 2027.
VALUATION ALLOWANCES
For the tax year ended December 31, 2024, the Company recognized a net decrease of $26 million in its valuation allowances, primarily due to net decreases in the deferred tax assets and related valuation allowances on certain equity method investments.
UNDISTRIBUTED FOREIGN EARNINGS
For the tax year ended December 31, 2024, undistributed earnings in foreign subsidiaries for which no deferred taxes have been provided totaled approximately $879 million. An actual repatriation from our foreign subsidiaries could still be subject to additional foreign withholding taxes. We have analyzed our global working capital and cash requirements and continue to be indefinitely reinvested in our undistributed earnings, except for amounts in excess of our working capital and cash requirements. We have recorded any potential withholding tax liabilities, if necessary, attributable to repatriation.
OTHER TAX MATTERS
We file income tax returns for U.S. federal purposes and in various state jurisdictions. We also file income tax returns in various foreign jurisdictions, principally Canada, Ireland, Mexico, and Singapore. The U.S. and most state income tax returns for years prior to 2019 are closed to examination by applicable tax authorities. Canadian and Mexican income tax returns are generally open for audit for tax years 2019 and forward, and Ireland income tax returns are open for audit for tax years 2020 and forward.
We previously had a tax holiday in Singapore, which was effective through June 2024, whereby the local statutory rate is significantly reduced if certain conditions are met. The impact of the tax holiday increased net income by approximately $2 million, $4 million, and $6 million for the years ended December 31, 2024, 2023, and 2022, respectively, resulting in no impact to basic and diluted EPS for each of the years ended December 31, 2024, 2023, and 2022.
On August 16, 2022, the IRA was signed into law in the United States. The IRA added new tax provisions allowing certain taxpayers to elect to transfer an eligible credit to an unrelated transferee taxpayer where the transferee taxpayer is then able to use the transferred tax credit against its own taxable income for taxable years after December 31, 2022. During the years ended December 31, 2024 and 2023, we executed agreements with eligible taxpayers to purchase federal tax credits of $260 million and $270 million, respectively, which will be used against KDP’s federal tax liability. The discounts negotiated for the transfer of eligible federal tax credits of $20 million and $16 million were recorded as an income tax benefit on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of the period	$13	$15	$12
Increases related to tax positions taken during the current year	2	3	4
(Decreases) increases related to tax positions taken during the prior year	(1)	(2)	3
Decreases related to settlements with taxing authorities	—	—	(3)
Decreases related to lapse of applicable statute of limitations	(2)	(3)	(1)
Balance, end of the period	$12	$13	$15
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
KDP accrues interest and penalties on its uncertain tax positions as a component of its provision for income taxes. We recognized $1 million of expense related to interest and penalties for uncertain tax positions for each of the years ended December 31, 2024 and 2023 and no expense for the year ended December 31, 2022. We had a total of $3 million accrued for interest and penalties for our uncertain tax positions reported as part of other non-current liabilities as of both December 31, 2024 and 2023.
15. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities	Cash Flow Hedges	Total
Balance as of December 31, 2021	$81	$(4)	$(103)	$(26)
Other comprehensive (loss) income	(167)	(6)	329	156
Amounts reclassified from AOCI	—	—	(1)	(1)
Total other comprehensive (loss) income	(167)	(6)	328	155
Balance as of December 31, 2022	(86)	(10)	225	129
Other comprehensive income (loss)	288	(5)	(41)	242
Amounts reclassified from AOCI	—	1	(57)	(56)
Total other comprehensive income (loss)	288	(4)	(98)	186
Balance as of December 31, 2023	202	(14)	127	315
Other comprehensive (loss) income	(612)	(1)	33	(580)
Amounts reclassified from AOCI	—	1	(12)	(11)
Total other comprehensive (loss) income	(612)	—	21	(591)
Balance as of December 31, 2024	$(410)	$(14)	$148	$(276)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the amount of (gains) losses reclassified from AOCI into the Consolidated Statements of Income:

		For the Year Ended December 31,
(in millions)	Income Statement Caption	2024	2023	2022
Pension and PRMB liabilities	SG&A expenses	$2	$1	$—
Income tax benefit		(1)	—	—
Total, net of tax		$1	$1	$—

Cash flow hedges:
Interest rate contracts(1)	Interest expense	$(12)	$(74)	$(6)
FX contracts	Cost of sales	(3)	—	5
Total		(15)	(74)	(1)
Income tax expense (benefit)		3	17	—
Total, net of tax		$(12)	$(57)	$(1)
(1)Amounts reclassified from AOCI into interest expense during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million. Refer to Note 6 for additional information on the terminated forward starting swaps.
16. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	December 31,
(in millions)	2024	2023
Land	$58	$45
Buildings and improvements	825	744
Machinery and equipment	3,290	2,899
Cold drink equipment	142	118
Software	517	492
Construction-in-progress	384	365
Property, plant, and equipment, gross	5,216	4,663
Less: accumulated depreciation and amortization	(2,252)	(1,964)
Property, plant, and equipment, net	$2,964	$2,699
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Cost of sales	$234	$231	$229
SG&A expenses	188	171	170
Total depreciation expense	$422	$402	$399

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
17. Other Financial Information
CASH AND CASH EQUIVALENTS
The carrying value of cash, cash equivalents, restricted cash, and restricted cash equivalents is valued as of the balance sheet date equating fair value and is classified as Level 1. The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported with the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$510	$267
Restricted cash and restricted cash equivalents(1)	80	—
Non-current restricted cash and restricted cash equivalents(2)	18	—
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$608	$267
(1)Restricted cash and restricted cash equivalents consists primarily of amounts held in escrow in connection with the acquisitions of GHOST and Kalil, and have a corresponding holdback liability recorded in Other current liabilities, as shown below. Refer to Note 4 for additional information.
(2)Non-current restricted cash and restricted cash equivalents, reported within Non-current assets on the Consolidated Balance Sheets, consists of amounts held in escrow in connection with the acquisition of GHOST, and has a corresponding holdback liability recorded in Other non-current liabilities. Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SELECTED BALANCE SHEET INFORMATION
The following tables provide selected financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Inventories:
Raw materials	$524	$409
Work-in-progress	9	12
Finished goods	798	742
Total	1,331	1,163
Allowance for excess and obsolete inventories	(32)	(21)
Total inventories	$1,299	$1,142
Prepaid expenses and other current assets:
Other receivables	$146	$135
Prepaid income taxes	33	196
Customer incentive programs	18	24
Derivative instruments	80	15
Prepaid marketing	29	20
Spare parts	126	111
Income tax receivable	75	16
Other	99	81
Total prepaid expenses and other current assets	$606	$598
Other non-current assets:
Operating lease right-of-use assets	$880	$876
Customer incentive programs	45	45
Derivative instruments	6	3
Equity securities	89	69
Non-current restricted cash and restricted cash equivalents	18	—
Other	162	156
Total other non-current assets	$1,200	$1,149
Equity Securities
Fair values of equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. Unrealized mark-to-market gains and losses are recorded to Other (income) expense, net. The following table presents the amount of unrealized mark-to-market (gains) losses, net, on our equity securities recognized in the Consolidated Statements of Income related to these securities during the periods presented.

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Unrealized mark-to-market (gains) losses
Vita Coco	$(17)	$(16)	$4
Rabbi trust	(4)	(6)	8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	December 31,
(in millions)	2024	2023
Accrued expenses:
Accrued customer trade	$439	$477
Accrued compensation	235	208
Insurance reserve	57	50
Interest accrual	107	72
Accrued termination fees(1)	225	—
Accrued transferable tax credits	130	152
Other accrued expenses	391	283
Total accrued expenses	$1,584	$1,242
Other current liabilities:
Dividends payable	$312	$299
Income taxes payable	67	29
Operating lease liability	128	114
Finance lease liability	125	106
Derivative instruments	108	150
Holdback liability	80	—
Other	15	16
Total other current liabilities	$835	$714
Other non-current liabilities:
Operating lease liability	$790	$793
Finance lease liability	677	620
Mandatory redemption liability(2)	689	—
Pension and post-retirement liability	31	35
Insurance reserves	95	85
Derivative instruments	348	201
Deferred compensation liability	33	32
Holdback liability	18	—
Other	72	67
Total other non-current liabilities	$2,753	$1,833
(1)In connection with the GHOST Transactions, we executed an agreement which terminates the distribution rights for certain GHOST products by ABI, effective March 3, 2025, for a termination fee of $225 million. Refer to Note 4 for additional information.
(2)The fair value of our mandatory redemption liability is estimated using the Monte Carlo simulation method which includes forecasted EBITDA expectations, adjusting for market risks and volatility, calculating redemption prices, discounting to present terms with the cost of debt, and averaging results across scenarios to determine fair value, incorporating the market price of risk and volatility estimates from similar companies.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $2 million and $12 million as of December 31, 2024 and 2023, respectively. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition or liquidity.
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
Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. In 2021, the parties filed motions challenging the validity of certain of the other parties’ proposed expert opinions. In January 2025, the court issued a ruling on these motions, granting challenges to certain expert testimony—including Keurig’s challenge to JBR, Inc.’s damages expert—but largely denying the parties’ motions. Keurig has also fully briefed summary judgment motions that, if successful, would end the cases entirely. Keurig is also pursuing its opposition to direct purchaser plaintiffs’ motion for class certification.
Keurig intends to continue vigorously defending the remaining lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on KDP or its operations. Accordingly, we have not accrued for a loss contingency. Additionally, as the timelines in these cases may be beyond our control, KDP can provide no assurance as to whether or when there will be material developments in these matters.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS
We operate many manufacturing, bottling, and distribution facilities. In these and other aspects of our business, we are subject to a variety of federal, state, and local environmental, health, and safety laws and regulations. We maintain environmental, health, and safety policies and a quality environmental, health, and safety program designed to ensure compliance with applicable laws and regulations. However, the nature of our business exposes us to the risk of claims with respect to environmental, health, and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. We were notified by the Environmental Protection Agency that we are a potentially responsible party for study and cleanup costs at Superfund sites in New Jersey and in Michigan. Investigation and remediation costs are yet to be determined, therefore no reasonable estimate exists on which to base a loss accrual.
PRODUCT WARRANTIES
We offer a one year warranty on all Keurig brewing systems. We provide for the estimated cost of product warranties, primarily using historical information and current repair or replacement costs, at the time product revenue is recognized. Product warranties are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(in millions)	Accrued Product Warranties
Balance as of December 31, 2022	$13
Accruals for warranties issued	17
Settlements	(19)
Balance as of December 31, 2023	11
Accruals for warranties issued	14
Settlements	(15)
Balance as of December 31, 2024	$10
19. Transactions with Variable Interest Entities
INVESTMENTS IN UNCONSOLIDATED AFFILIATES WHICH QUALIFY AS VIEs
Certain of our equity investments are in entities which qualify as VIEs. We have determined that we are not the primary beneficiary of these VIEs and therefore are not required to consolidate them, as the primary shareholder of each respective VIE has control over the board and decision-making for the activities that most significantly impact the VIE’s economic performance, including sales, marketing, and operations. As of December 31, 2024 and 2023, our investments in Nutrabolt and Chobani represent investments in entities which qualify as VIEs but for which we are not the primary beneficiary. We have no obligation to provide additional funding to these VIEs, and thus our maximum exposure and risk of loss related to these VIEs is limited to the carrying value of our investment. Refer to Note 13 for the carrying value of these investments.
OTHER TRANSACTIONS WITH VIEs
We have a number of leasing arrangements and one licensing arrangement with special purpose entities for which KDP is not the primary beneficiary, as KDP has limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs’ performance.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Leasing Arrangements
As of December 31, 2024, we have entered into sixteen lease transactions with VIEs. Each lease has an RVG based on a percentage of the VIEs’ purchase price; however, we concluded it was not probable that we will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, we recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements was $652 million and $653 million as of December 31, 2024 and 2023, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which we have concluded is not probable.
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded on the Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Non-current assets	$386	$412
Current liabilities	24	23
Non-current liabilities	376	402
The leasing agreements included as of December 31, 2024 and 2023 include nine manufacturing sites, five distribution centers, one multipurpose property, and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of KDP, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that KDP could pay under the RVG. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, KDP no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of December 31, 2024, we have not recorded a liability as it is not probable that we will have to make any payments required under the RVG, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of December 31, 2024, we had $85 million in fixed service fee commitments related to the 15-year distribution agreement, which was effective on December 28, 2020, with the Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2025	2026	2027	2028	2029
Fixed service fees	$8	$7	$8	$8	$8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
20. Restructuring and Integration Costs
RESTRUCTURING PROGRAMS
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
2023 CEO Succession and Associated Realignment
In 2023, we began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of Tim Cofer as Chief Operating Officer, effective November 6, 2023, with Mr. Cofer succeeding Robert Gamgort as our CEO during the second quarter of 2024. We have also realigned our executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives. The program is expected to incur charges of approximately $85 million, primarily driven by severance costs, which were substantially completed as of December 31, 2024, and the sign-on bonus for Mr. Cofer.
DPS Integration Program
As part of the DPS Merger, we developed a program to deliver $600 million in synergies over a three-year period through supply chain optimization, reduction of indirect spend through new economies of scale, elimination of duplicative support functions, and advertising and promotion optimization. Although the program was initially expected to be completed in 2021, as a result of delays due to COVID-19, we continued to recognize expenditures for certain initiatives which began during the integration period through December 31, 2022. The restructuring and integration program resulted in cumulative pre-tax charges of approximately $962 million, primarily consisting of professional fees related to the integration and transformation and costs associated with severance and employee terminations.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
2024 Network Optimization	$51	$—	$—
2023 CEO Succession and Associated Realignment	40	35	—
DPS Integration	—	—	172
Total restructuring and integration charges	$91	$35	$172

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2022	$55
Charges to expense	18
Cash payments	(46)
Balance as of December 31, 2023	27
Charges to expense	34
Cash payments	(17)
Balance as of December 31, 2024	$44
21. Related Parties
IDENTIFICATION OF RELATED PARTIES
Prior to August 19, 2020, we were indirectly controlled by JAB, a privately held investor group. Since August 19, 2020, JAB continues to hold a significant but non-controlling interest in KDP. As of December 31, 2024, JAB beneficially owned approximately 16% of our outstanding common stock. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with us. These commercial relationships may take the form of our purchase of raw materials, our license of the companies’ trademarks for use in the manufacturing of K-Cup pods, our sale of products for resale to retail customers, or our manufacture or distribution of products to, or on behalf of, these companies.
We hold investments in certain brand ownership companies, and in certain instances, we also have rights in specified territories to bottle and/or distribute the brands owned by such companies. We purchase inventory from these brand ownership companies and sell finished product to third-party customers, primarily in the U.S. Additionally, any transactions with significant partners in these investments, such as ABI, are considered related party transactions. ABI purchases Clamato from us and pays us a royalty for use of the brand name. Refer to Note 13 for additional information about our investments in unconsolidated affiliates.
OPERATING TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $30 million and $34 million as of December 31, 2024 and 2023, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $35 million and $21 million as of December 31, 2024 and 2023, respectively, primarily related to purchases of finished goods inventory for distribution.
Revenues from and expenses associated with these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Revenues from related parties	$163	$143	$127
Expenses associated with related parties(1)	128	132	64
(1)Expenses associated with related parties includes a reduction of $93 million and $42 million related to earned equity for the achievement of certain milestones included in our distribution agreement with related parties, which were recognized as a reduction of cost of sales on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OTHER TRANSACTIONS WITH RELATED PARTIES
In March 2024, JAB BevCo B.V., a subsidiary of JAB, sold 100 million shares of KDP’s common stock through an underwritten secondary offering. In connection with this offering, we repurchased 35 million shares at the per-share price paid by the underwriter, for a total of $1,012 million, which was effected under our existing share repurchase program.
Transactions with Related Parties for Distribution Rights
We executed an agreement between KDP, GHOST, and ABI, which terminates the distribution rights for certain GHOST products by ABI, effective March 3, 2025, for $225 million, which was accrued as of December 31, 2024, and is expected to be paid during the first quarter of 2025. Refer to Note 4 for additional information.
We made payments to Nutrabolt totaling $8 million and $52 million to acquire certain distribution rights during the years ended December 31, 2024 and 2023, respectively. Refer to Note 5 for additional information.
22. Subsequent Events
On January 31, 2025, we repaid the first tranche of the Term Loan Agreement using proceeds from commercial paper.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Indefinite-Lived Intangible Assets and Goodwill Valuation - Certain of the Brand Assets and Reporting Units - Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 5, the Company has indefinite-lived brand intangible assets (“brand assets”) and goodwill. The Company’s evaluation of brand assets and goodwill for impairment is performed annually as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable and involves the comparison of the fair value of each brand asset or reporting unit to its carrying value. For the year ended December 31, 2024, the Company recorded an impairment charge of $412 million related to certain brand assets and an impairment charge of $306 million recorded to goodwill, both in the U.S. Refreshment Beverages segment. The Company used the income approach and a combination of income and market based approaches to estimate the fair value of brand assets and reporting units, respectively. These methods required management to make significant estimates and assumptions, specifically related to discount rates, and forecasted cash flows. Assumptions may be sensitive to future market or industry conditions, as well as company-specific conditions, and changes in these assumptions could have a significant impact on the calculation of fair value. Given the significant judgments made by management to estimate certain of the fair values, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures consisted of risk assessment and testing management’s impairment analyses including the underlying business and valuation assumptions for certain of the fair values. Those procedures included, but were not limited to, the following:
•We tested the effectiveness of controls over the Company’s brand assets and goodwill impairment review process which include controls related to management’s selection of the discount rate and forecasts of future revenues.
•We evaluated the reasonableness of management’s ability to forecast revenue growth and margins by considering:
–Historical revenue and margins.
–Analysis of current and future business strategies to the projected periods.
–Information in industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and assumptions, including discount rates.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2025
We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management excluded from its assessment the internal control over financial reporting at Ghost Lifestyle LLC which was acquired on December 31, 2024 and whose financial statements constitute less than 3% of total assets of the consolidated financial statement amounts as of December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Ghost Lifestyle LLC.
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
February 25, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for KDP, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.
Our management, with the participation of the CEO and CFO, assessed the effectiveness of internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2024.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded GHOST from its annual report on internal control over financial reporting as of December 31, 2024. GHOST represented approximately 3% of our consolidated total assets as of December 31, 2024.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2024, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
USE OF RULE 10B5-1 TRADING ARRANGEMENTS
On October 30, 2024, Bob Gamgort, our Executive Chairman, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) for the sale of up to 2,500,000 shares of KDP’s common stock until March 1, 2026.
On November 1, 2024, Mary Beth DeNooyer, our Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 120,000 shares of KDP’s common stock until March 4, 2026.
During the fourth quarter of 2024, no other directors or executive officers of KDP adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
AMENDED AND RESTATED BYLAWS
On February 20, 2025, the Board approved and adopted amended and restated bylaws of the Company to reflect the amendments summarized below (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately.
Among other things, the amendments affected by the Amended and Restated Bylaws include updates in light of Rule 14a-19 under the Exchange Act, adopted by the SEC (“universal proxy rules”), certain recent amendments to the Delaware General Corporation Law (the “DGCL”) as well as other market practice updates and clarifying changes. To enhance readability and align with market practice, the Amended and Restated Bylaws reflect combined advance notice provisions relating to director nominations and proposals of other business in a new Section 6 of Article II and additional requirements in Section 7 of Article II. These advance notice provisions have been updated to (1) require (i) compliance with universal proxy rules, including the 67% solicitation requirement; (ii) director candidates to consent to being named in any proxy statement; (iii) documentation confirming the stockholder’s compliance with the Rule 14a-19 requirements; (iv) information from “control persons” when the stockholder or beneficial owner is an entity and certain Schedule 13D disclosure requirements to be addressed in stockholder notice; (v) stockholder nominees to provide a written representation and agreement with respect to certain voting, compensation and indemnification matters, completed director & officer questionnaires and the nominee’s agreement to comply with the Company’s policies and guidelines and that such representations, questionnaires and agreements be submitted at the same time as the stockholder notice of nomination, and (2) clarify that (i) the advance notice provisions set forth in Article II, Section 6 is the exclusive means for a stockholder to make nominations and propose business before an annual meeting (other than a Rule 14a-8 proposal); and (ii) an adjournment, recess or postponement of an annual meeting does not commence a new time period or extend the previously announced time period for the giving of a stockholder’s notice and that the number of nominees a stockholder may nominate for election at the annual meeting shall not exceed the number of directors to be elected at such annual meeting.
The Amended and Restated Bylaws have also been updated to reflect several recent DGCL amendments, including: (i) clarifying the adjournment procedures for virtual meetings of stockholders; (ii) clarifying that the Company’s notice of meetings will be provided in the manner required by the federal proxy rules, subject to compliance with the DGCL provisions addressing electronic notice; (iii) deleting the requirement to make available stockholder lists at stockholder meetings; and (iv) clarifying that written consents do not need to be filed with the minutes of the proceedings of the Board or committee in order to be effective.

Additionally, the Amended and Restated Bylaws also (i) reserve a white proxy card for the exclusive use of the Company; (ii) define and clarify the role of the chair of the meeting; (iii) remove reference to the director resignation policy, which will instead be addressed in corporate governance guidelines in line with market practice; (iv) remove the provision allowing director removal in the event of a director’s breach of any agreement between such director and the Company relating to such director’s service to the Company; (v) update provisions related to inspectors of elections and the rules and regulations for the conduct of meetings; (vi) make certain changes to the provisions relating to the Board and officer appointments to provide additional flexibility; and (vii) provide for the federal district courts of the United States of America to be the exclusive forum for actions arising under the Securities Act of 1933, as amended, unless the Company consents in writing to the selection of an alternative forum. The Amended and Restated Bylaws also incorporate technical and conforming revisions and clarifications.
The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws which are filed as Exhibit 3.5 to this Annual Report on Form 10-K and incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Balance Sheets as of December 31, 2024 and 2023.
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022.
•Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022 and as of December 31, 2024 and 2023.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to KDP's Quarterly Report on Form 10-Q (filed on July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
3.5*	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025.
4.1	Indenture, dated April 30, 2008, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.2	Registration Rights Agreement, dated April 30, 2008, between Dr Pepper Snapple Group, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, BNP Paribas Securities Corp., Mitsubishi UFJ Securities International plc, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., Wachovia Capital Markets, LLC and TD Securities (USA) LLC (filed as Exhibit 4.5 to KDP's Current Report on Form 8-K (filed on May 1, 2008) and incorporated herein by reference).
4.3	Registration Rights Agreement Joinder, dated May 7, 2008, by the subsidiary guarantors named therein (filed as Exhibit 4.2 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.4	Supplemental Indenture, dated May 7, 2008, among Dr Pepper Snapple Group, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
4.5	Second Supplemental Indenture dated March 17, 2009, to be effective as of December 31, 2008, among Splash Transport, Inc., as a subsidiary guarantor, Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to KDP's Annual Report on Form 10-K (filed on March 26, 2009) and incorporated herein by reference).
4.6	Third Supplemental Indenture, dated October 19, 2009, among 234DP Aviation, LLC, as a subsidiary guarantor; Dr Pepper Snapple Group, Inc., and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.9 to KDP's Quarterly Report on Form 10-Q (filed on November 5, 2009) and incorporated herein by reference).
4.7	Fourth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index)), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.8	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on December 23, 2009) and incorporated herein by reference).
4.9	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.10	3.40% Senior Note due 2025 (in global form), dated November 9, 2015, in the principal amount of $500,000,000 (filed as Exhibit 4.2 to KDP's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.11	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000 (filed as Exhibit 4.3 to KDP's Current Report on Form 8-K (filed on November 10, 2015) and incorporated herein by reference).
4.12	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).
4.13	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.2 to KDP's Current Report on Form 8-K (filed on September 16, 2016) and incorporated herein by reference).

4.14	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.15	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.4 to KDP's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.16	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000 (filed as Exhibit 4.5 to KDP's Current Report on Form 8-K (filed on December 14, 2016) and incorporated herein by reference).
4.17	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee (filed as Exhibit 4.2 to KDP's Current Report on Form 8-K (filed on February 2, 2017) and incorporated herein by reference).
4.18	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on June 15, 2017) and incorporated herein by reference).
4.19	Investor Rights Agreement by and among Keurig Dr Pepper Inc. and The Holders Listed on Schedule A thereto, dated as of July 9, 2018 (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.20	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.21	Second Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2023 Notes (filed as Exhibit 4.3 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.22	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes (filed as Exhibit 4.4 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.23	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes (filed as Exhibit 4.5 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.24	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes (filed as Exhibit 4.6 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.25	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes (filed as Exhibit 4.7 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.26	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.8 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.27	Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.9 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.28	Joinder to the Registration Rights Agreement, dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representative of the several purchasers of the Notes (filed as Exhibit 4.10 to KDP's Current Report on Form 8-K (filed on July 9, 2018) and incorporated herein by reference).
4.29*	Description of registered securities.
4.30	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on April 13, 2020) and incorporated herein by reference).

4.31	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee (filed as Exhibit 4.1 to KDP’s Current Report on Form 8-K (filed on March 15, 2021) and incorporated herein by reference).
4.32	Twelfth Supplemental Indenture, dated as of April 22, 2022, among Keurig Dr Pepper Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (filed as Exhibit 4.1 to KDP's Current Report on Form 8-K (filed on April 22, 2022) and incorporated herein by reference).
4.33	Base Indenture, dated as of March 7, 2024, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to KDP’s Current Report on Form 8-K (filed on March 7, 2024) and incorporated herein by reference).
4.34	First Supplemental Indenture (including Floating Rate Senior Notes Due 2027, 5.100% Senior Notes Due 2027, 5.050% Senior Notes Due 2029, 5.200% Senior Notes Due 2031, and 5.300% Senior Notes Due 2034 (in global form)), dated as of March 7, 2024, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to KDP’s Current Report on Form 8-K (filed on March 7, 2024) and incorporated herein by reference).
4.35*	Term Loan Credit Agreement, dated as of October 25, 2024, among Keurig Dr Pepper Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.
10.1	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.7 to KDP's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.2	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.8 to KDP's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.3	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2009 (filed as Exhibit 10.9 to KDP's Quarterly Report on Form 10-Q (filed on November 7, 2018) and incorporated herein by reference).++
10.4	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.1 to KDP's Current Report on Form 8-K (filed on June 11, 2019) and incorporated herein by reference).++
10.5	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.13 to KDP's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.6	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (filed as Exhibit 10.14 to KDP's Quarterly Report on Form 10-Q (filed on August 8, 2019) and incorporated herein by reference).++
10.7	Keurig Dr Pepper Inc. Severance Pay Plan for Executives, effective as of January 1, 2020 (filed as Exhibit 10.12 to KDP’s Annual Report on Form 10-K (filed on February 27, 2020) and incorporated herein by reference).++
10.8	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (retention incentive awards for certain of KDP’s Named Executive Officers) (filed as Exhibit 10.14 to KDP’s Quarterly Report on Form 10-Q (filed on October 29, 2020) and incorporated herein by reference).++
10.9	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019, amended and restated as of December 7, 2020 (retention incentive award for one of KDP’s Named Executive Officers).++
10.10	Keurig Dr Pepper Short-Term Incentive Plan and Sales Incentive Plan (filed as Exhibit 10.11 to KDP’s Annual Report on Form 10-K (filed on February 24, 2022) and incorporated herein by reference).++
10.11
Credit Agreement, dated as of February 23, 2022, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.15 to the KDP’s Annual Report on Form 10-K (filed on February 24, 2022) and incorporated herein by reference).

10.12	Letter Agreement by and between KDP and Robert J. Gamgort dated April 5, 2022 (filed as Exhibit 10.1 to KPD's Current Report on Form 8-K (filed on April 5, 2022) and incorporated herein by reference).
10.13	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022 (filed as Exhibit 10.4 to KDP’s Quarterly Report on Form 10-Q (filed on July 28, 2022) and incorporated herein by reference).++
10.14	Letter Agreement by and between KDP and Sudhanshu Priyadarshi dated October 21, 2022 (filed as Exhibit 10.18 to KDP’s Annual Report on Form 10-K (filed on February 23, 2023) and incorporated herein by reference).++
10.15	Keurig Dr Pepper Short-Term Incentive Plan (filed as Exhibit 10.20 to KDP’s Annual Report on Form 10-K (filed on February 23, 2023) and incorporated herein by reference).++

10.16
Letter Agreement by and between KDP and Timothy Cofer dated September 18, 2023 (filed as Exhibit 10.1 to KDP’s Quarterly Report on Form 10-Q (filed on October 26, 2023) and incorporated herein by reference).++

10.17	Letter Agreement by and between KDP and Andrew Archambault dated October 31, 2023.++
10.18	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019 (award for certain of KDP’s Named Executive Officers).++
10.19*‡
Amended and Restated Contribution and Merger Agreement, dated December 31, 2024, by and among Ghost Lifestyle LLC, The American Bottling Company, Phantom Merger Sub I LLC and certain other parties thereto.

10.20*‡	Ghost Lifestyle LLC Second Amended and Restated Limited Liability Company Agreement, dated December 31, 2024.
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Keurig Dr Pepper Inc.
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to KDP’s Quarterly Report on Form 10-Q (filed on June 30, 2020) and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Keurig Dr Pepper Inc. Clawback Policy, As Adopted on September 18, 2023++
101*
The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.

104*	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
* Filed herewith.
** Furnished herewith.
++ Indicates a management contract or compensatory plan or arrangement.
‡ Certain portions of this exhibit have been omitted from this filing pursuant to Item 601 of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.
By:	/s/ Sudhanshu Priyadarshi

Name:	Sudhanshu Priyadarshi
Title:	Chief Financial Officer
(Principal Financial Officer)
Date:	February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 25, 2025.

By:	/s/ Timothy Cofer		By:	/s/ Sudhanshu Priyadarshi
	Name:	Timothy Cofer		Name:	Sudhanshu Priyadarshi
	Title:	Chief Executive Officer		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)

By:	/s/ Angela A. Stephens		By:	/s/ Robert J. Gamgort
	Name:	Angela A. Stephens		Name:	Robert J. Gamgort
	Title:	Senior Vice President and Controller (Principal Accounting Officer)		Title:	Executive Chairman of the Board of Directors

By:	/s/ Oray Boston		By:	/s/ Joachim Creus
	Name:	Oray Boston		Name:	Joachim Creus
	Title:	Director		Title:	Director

By:	/s/ Frank Engelen		By:	/s/ Olivier Goudet
	Name:	Frank Engelen		Name:	Olivier Goudet
	Title:	Director		Title:	Director

By:	/s/ Juliette Hickman		By:	/s/ Paul Michaels
	Name:	Juliette Hickman		Name:	Paul Michaels
	Title:	Director		Title:	Director

By:	/s/ Pamela Patsley		By:	/s/ Debra Sandler
	Name:	Pamela Patsley		Name:	Debra Sandler
	Title:	Director		Title:	Director

By:	/s/ Robert Singer
	Name:	Robert Singer
	Title:	Director