Form 10-Q
period 2025-03-31
Keurig Dr Pepper Inc.
filed 2025-04-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

(781) 418-7000
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 22, 2025, there were 1,358,178,069 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in March 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CODM	Chief Operating Decision Maker
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC, a Delaware limited liability company, and a portfolio of energy beverages
GHOST Transactions	The series of transactions by which KDP acquired 60% of the interests in GHOST effective December 31, 2024, agreed to purchase the remaining 40% of the interests in GHOST in 2028, and obtained the rights to distribute GHOST products effective March 3, 2025
JAB	JAB Holding Company S.a.r.l. and affiliates
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LRB	Liquid refreshment beverages
Notes	Collectively, KDP's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
PSU	Performance share unit
RSU	Restricted share unit
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Term Loan Agreement	Term loan agreement entered into on October 25, 2024, among KDP, the lenders party thereto and Bank of America, N.A., as administrative agent
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Vita Coco	The Vita Coco Company, Inc.
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter
(in millions, except per share data)	2025	2024
Net sales	$3,635	$3,468
Cost of sales	1,650	1,528
Gross profit	1,985	1,940
Selling, general, and administrative expenses	1,192	1,176
Other operating income, net	(8)	(1)
Income from operations	801	765
Interest expense, net	148	178
Other income, net	(7)	(7)
Income before provision for income taxes	660	594
Provision for income taxes	143	140
Net income	$517	$454

Earnings per common share:
Basic	$0.38	$0.33
Diluted	0.38	0.33
Weighted average common shares outstanding:
Basic	1,357.1	1,380.7
Diluted	1,362.2	1,387.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter
(in millions)	2025	2024
Net income	$517	$454
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(56)
Net change in cash flow hedges, net of tax of $1 and $—, respectively	(12)	(2)
Total other comprehensive income (loss)	1	(58)
Comprehensive income	$518	$396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$653	$510
Restricted cash and restricted cash equivalents	80	80
Trade accounts receivable, net	1,329	1,502
Inventories	1,539	1,299
Prepaid expenses and other current assets	745	606
Total current assets	4,346	3,997
Property, plant, and equipment, net	2,951	2,964
Investments in unconsolidated affiliates	1,568	1,543
Goodwill	20,062	20,053
Other intangible assets, net	23,616	23,634
Other non-current assets	1,116	1,200
Deferred tax assets	40	39
Total assets	$53,699	$53,430
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,154	$2,985
Accrued expenses	1,201	1,584
Structured payables	31	41
Short-term borrowings and current portion of long-term obligations	3,999	2,642
Other current liabilities	786	835
Total current liabilities	9,171	8,087
Long-term obligations	11,927	12,912
Deferred tax liabilities	5,430	5,435
Other non-current liabilities	2,724	2,753
Total liabilities	29,252	29,187
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,358,162,801 and 1,356,664,609 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	19,711	19,712
Retained earnings	4,997	4,793
Accumulated other comprehensive loss	(275)	(276)
Total stockholders' equity	24,447	24,243
Total liabilities and stockholders’ equity	$53,699	$53,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter
(in millions)	2025	2024
Operating activities:
Net income	$517	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	106	101
Amortization of intangibles	34	33
Other amortization expense	23	36
Provision for sales returns	11	14
Deferred income taxes	(6)	21
Employee stock-based compensation expense	22	28
(Gain) loss on disposal of property, plant, and equipment	(6)	1
Unrealized loss on foreign currency	—	8
Unrealized (gain) loss on derivatives	(62)	10
Equity in earnings of unconsolidated affiliates	(10)	(7)
Earned equity from distribution arrangements	(10)	(45)
Other, net	(2)	3
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	164	42
Inventories	(239)	(65)
Income taxes receivable and payables, net	(27)	(10)
Other current and non-current assets	(110)	(136)
Accounts payable and accrued expenses	(173)	(398)
Other current and non-current liabilities	(23)	(5)
Net change in operating assets and liabilities	(408)	(572)
Net cash provided by operating activities	209	85
Investing activities:
Purchases of property, plant, and equipment	(120)	(158)
Proceeds from sales of property, plant, and equipment	13	—
Purchases of intangibles	(14)	(31)
Investments in unconsolidated affiliates	—	(6)
Other, net	64	2
Net cash used in investing activities	$(57)	$(193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Quarter
(in millions)	2025	2024
Financing activities:
Proceeds from issuance of Notes	$—	$3,000
Repayments of Notes	—	(1,150)
Net issuance (repayment) of commercial paper	1,356	(188)
Repayment of term loan	(990)	—
Proceeds from structured payables	8	23
Repayments of structured payables	(18)	(30)
Cash dividends paid	(312)	(299)
Repurchases of common stock	—	(1,105)
Tax withholdings related to net share settlements	(23)	(41)
Payments on finance leases	(25)	(31)
Other, net	(3)	(21)
Net cash (used in) provided by financing activities	(7)	158
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	145	50
Effect of exchange rate changes	(2)	—
Beginning balance	608	267
Ending balance	$751	$317

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$176	$189
Earned equity from distribution arrangements	10	45
Dividends declared but not yet paid	313	292
Accrued excise tax on net share repurchases	9	14
Supplemental cash flow disclosures:
Cash paid for interest	93	24
Cash paid for income taxes	60	26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation and stock options exercised	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2023	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General
ORGANIZATION
References in this Quarterly Report on Form 10-Q to "KDP", "we", “us”, and "our", refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the unaudited condensed consolidated financial statements. Definitions of terms used in this Quarterly Report on Form 10-Q are included within the Master Glossary.
This Quarterly Report on Form 10-Q refers to some of our owned or licensed trademarks, trade names, and service marks, which are referred to as our brands. All of the product names included herein are either KDP registered trademarks or those of our licensors.
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
References to the "first quarter" indicate the quarterly periods ended March 31, 2025 and 2024.
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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	March 31, 2025	December 31, 2024
Notes	$12,954	$12,948
Term loan	—	990
Less: current portion of long-term obligations	(1,027)	(1,026)
Long-term obligations	$11,927	$12,912
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2025	December 31, 2024
Commercial paper notes	$2,972	$1,616
Current portion of long-term obligations:
Notes	1,027	1,026
Short-term borrowings and current portion of long-term obligations	$3,999	$2,642

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	March 31, 2025	December 31, 2024
2025 Merger Notes	May 25, 2025	4.417%	$529	$529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2027-B Notes	March 15, 2027	Floating(2)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			13,093	13,093
Adjustment from principal amount to carrying amount(1)			(139)	(145)
Carrying amount			$12,954	$12,948
(1)The carrying amount includes unamortized discounts, debt issuance costs, and fair value adjustments related to the DPS Merger.
(2)The 2027-B Notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus 0.88% per annum, and the rate is reassessed quarterly.
VARIABLE-RATE BORROWING ARRANGEMENTS
Term Loan Agreement
On January 31, 2025, we repaid the first tranche of the Term Loan Agreement using proceeds from commercial paper. As of March 31, 2025, the second tranche of up to $250 million remains available and undrawn.
Revolving Credit Agreement
On March 31, 2025, we entered into the 2025 Revolving Credit Agreement among KDP, as borrower, the lenders and issuing banks party thereto, and JPMorgan Chase, Bank, N.A., as administrative agent. We incurred approximately $4 million in deferred financing fees related to the issuance.
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	March 31, 2025	December 31, 2024
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,000	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of March 31, 2025.
The 2025 Revolving Credit Agreement replaced our previous revolving credit agreement.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Borrowings under the 2025 Revolving Credit Agreement will bear interest at a rate per annum equal to, at our option, the term SOFR rate plus a margin of 0.750% to 1.250% or the alternative base rate plus a margin of zero to 0.250%, in each case, depending on the rating of certain of our index debt. The 2025 Revolving Credit Agreement contains customary representations and warranties for investment grade financings. The 2025 Revolving Credit Agreement also contains (i) certain customary affirmative covenants, including those that impose certain reporting and/or performance obligations on us and our subsidiaries, (ii) certain customary negative covenants that generally limit, subject to various exceptions, us and our subsidiaries from taking certain actions, including, without limitation, incurring liens and consummating certain fundamental changes, (iii) a financial covenant in the form of a minimum interest coverage ratio of 3.25 to 1.00, and (iv) customary events of default (including a change of control) for financings of this type.
As of March 31, 2025, we were in compliance with our minimum interest coverage ratio with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program

	First Quarter
(in millions, except %)	2025	2024
Weighted average commercial paper borrowings	$2,682	$2,430
Weighted average borrowing rates	4.63%	5.62%
Letter of Credit Facility
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $72 million of which was utilized as of March 31, 2025 and $78 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $12,151 million and $12,036 million as of March 31, 2025 and December 31, 2024, respectively.
3. Acquisitions
GHOST TRANSACTIONS
On October 23, 2024, we entered into a definitive agreement with GHOST, and certain other parties named therein, to acquire a controlling interest in GHOST. Under the terms of the agreement, we initially purchased a 60% stake in GHOST for aggregate consideration of $999 million, which included customary adjustments, and closed on December 31, 2024. We also entered into an agreement which requires us to purchase the remaining equity interests in GHOST in 2028.
As of March 31, 2025, we have finalized our allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the GHOST Transactions based on estimated fair values as of December 31, 2024. There were no significant measurement period adjustments recorded during the first quarter of 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2024	$8,855	$8,622	$2,576	$20,053
Foreign currency translation	—	—	9	9
Balance as of March 31, 2025	$8,855	$8,622	$2,585	$20,062
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	March 31, 2025			December 31, 2024
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(639)	$507	$1,146	$(621)	$525
Customer relationships	666	(277)	389	666	(270)	396
Contractual arrangements	145	(24)	121	144	(21)	123
Trade names	126	(126)	—	126	(124)	2
Brands	51	(34)	17	51	(32)	19
Distribution rights	66	(26)	40	66	(23)	43
Total	$2,200	$(1,126)	$1,074	$2,199	$(1,091)	$1,108
Intangible assets with indefinite lives:
Brands			$19,852			$19,848
Trade names			2,478			2,478
Distribution rights			212			200
Total intangible assets with indefinite lives			22,542			22,526
Other intangible assets, net			$23,616			$23,634
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2025	2024
Amortization expense	$34	$33
5. Derivatives
We are exposed to market risks arising from adverse changes in interest rates, FX rates, and commodity prices. We manage these risks through a variety of strategies, including the use of interest rate contracts, FX forward contracts, commodity forward, future, swap, and option contracts, and supplier pricing agreements. We do not hold or issue derivative financial instruments for trading or speculative purposes.
All derivative instruments are recorded on a gross basis, including those subject to master netting arrangements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
We formally designate and account for certain interest rate contracts and foreign exchange forward contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. For such contracts, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCI. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCI is reclassified to net income. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items. If a cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled, and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2025, economic interest rate derivative instruments have maturities ranging from April 2025 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. We had no such contracts outstanding as of March 31, 2025.
FOREIGN EXCHANGE
We are exposed to foreign exchange risk in our foreign subsidiaries and with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of these subsidiaries are subject to exposure from movements in exchange rates.
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of March 31, 2025, these FX contracts have maturities ranging from April 2025 to September 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our foreign subsidiaries. The intent of these FX contracts is to provide predictability in our overall cost structure. As of March 31, 2025, these FX contracts have maturities ranging from April 2025 to March 2026.
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of March 31, 2025, these commodity contracts have maturities ranging from April 2025 to January 2027.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	March 31, 2025	December 31, 2024
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$1,950	$1,700
Swaptions, not designated as hedging instruments	1,100	—
FX contracts
Forward contracts, not designated as hedging instruments	511	490
Forward contracts, designated as cash flow hedges	408	486
Commodity contracts, not designated as hedging instruments(1)	503	515
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of commodity contracts, interest rate contracts, and FX forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair value of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR forward rates, for all substantial terms of our contracts and credit risk of the counterparties. FX forward contracts are valued using quoted forward FX prices at the reporting date. Therefore, we have categorized these contracts as Level 2.

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

(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets:
FX contracts	Prepaid expenses and other current assets	$2	$7
Commodity contracts	Prepaid expenses and other current assets	22	32
FX contracts	Other non-current assets	3	4
Commodity contracts	Other non-current assets	—	2

Liabilities:
Interest rate contracts	Other current liabilities	12	22
FX contracts	Other current liabilities	1	4
Commodity contracts	Other current liabilities	28	82
Interest rate contracts	Other non-current liabilities	332	345
Commodity contracts	Other non-current liabilities	3	3
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets:
FX contracts	Prepaid expenses and other current assets	$28	$41
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	First Quarter
(in millions)		2025	2024
Interest rate contracts	Interest expense, net	$(32)	$26
FX contracts	Cost of sales	(1)	(1)
FX contracts	Other income, net	3	(6)
Commodity contracts	Cost of sales	(17)	15
Commodity contracts	SG&A expenses	(2)	(12)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of gains, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	First Quarter
(in millions)		2025	2024
Interest rate contracts	Interest expense, net	$(3)	$(2)
FX contracts	Cost of sales	(5)	—
We expect to reclassify approximately $13 million and $23 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
6. Leases
The following table presents the components of lease cost:

	First Quarter
(in millions)	2025	2024
Operating lease cost	$44	$42
Finance lease cost
Amortization of right-of-use assets	28	30
Interest on lease liabilities	9	7
Variable lease cost(1)	9	10
Short-term lease cost	—	1
Total lease cost	$90	$90
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Quarter
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$39
Operating cash flows from finance leases	9	7
Financing cash flows from finance leases	25	31
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4	15
Finance leases	44	26
The following table presents information about our weighted average discount rate and remaining lease term:

	March 31, 2025	December 31, 2024
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.5%	4.5%
Weighted average remaining lease term
Operating leases	9 years	9 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2025	$117	$124
2026	163	202
2027	140	109
2028	109	96
2029	101	90
2030	81	77
Thereafter	417	280
Total future minimum lease payments	1,128	978
Less: imputed interest	(235)	(159)
Present value of minimum lease payments	$893	$819
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2025, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $149 million. These leases are expected to commence between the second quarter of 2025 through 2027, with initial lease terms ranging from 3 years to 7 years.
7. Segments
Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single-serve brewers, and accessories, and other coffee products to partners, retailers, and directly to consumers through the Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
◦Sales in Canada from the manufacture and distribution of finished goods relating to our K-Cup pods, single-serve brewers, and other coffee products.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. “Other segment (income) expense” includes Other operating income, net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at “Income from operations - reportable segments”. “Unallocated corporate costs” are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the first quarter of 2025:
Net sales	$2,323	$877	$435	$3,635
Cost of sales	937	523	228
SG&A expenses	733	151	119
Other segment (income) expense	(1)	1	(2)
Income from operations - reportable segments	$654	$202	$90	$946
Unallocated corporate costs				(145)
Income from operations				801
Interest expense, net				148
Other income, net				(7)
Income before provision for income taxes				$660

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the first quarter of 2024:
Net sales	$2,093	$911	$464	$3,468
Cost of sales	800	497	228
SG&A expenses	679	166	123
Other segment (income) expense	(1)	—	1
Income from operations - reportable segments	$615	$248	$112	$975
Unallocated corporate costs				(210)
Income from operations				765
Interest expense, net				178
Other income, net				(7)
Income before provision for income taxes				$594

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Revenue
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the first quarter of 2025:
LRB	$2,263	$13	$277	$2,553
K-Cup pods	—	717	116	833
Appliances	—	116	8	124
Other	60	31	34	125
Net sales	$2,323	$877	$435	$3,635

For the first quarter of 2024:
LRB	$2,062	$4	$299	$2,365
K-Cup pods	—	747	115	862
Appliances	—	128	13	141
Other	31	32	37	100
Net sales	$2,093	$911	$464	$3,468
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
9. Earnings Per Share

	First Quarter
(in millions, except per share data)	2025	2024
Net income	$517	$454

Weighted average common shares outstanding	1,357.1	1,380.7
Dilutive effect of stock-based awards	5.1	7.0
Weighted average common shares outstanding and common stock equivalents	1,362.2	1,387.7

Basic EPS	$0.38	$0.33
Diluted EPS	0.38	0.33

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.8	2.1

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2025	2024
Total stock-based compensation expense	$22	$28
Income tax benefit	(5)	(4)
Stock-based compensation expense, net of tax	$17	$24
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	12,488,799	$29.70	2.0	$401
Granted(1)	2,744,772	31.14
Vested and released	(2,093,792)	31.09		70
Forfeited	(617,618)	29.92
Outstanding as of March 31, 2025	12,522,161	$29.77	2.2	$429
(1)Beginning in 2025, new RSUs granted vest ratably over 4 years.
As of March 31, 2025, there was $205 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.3 years.
PERFORMANCE SHARE UNITS
In March 2025, the Remuneration & Nomination Committee of the Board approved PSU grants. Each PSU represents the right to receive one share of our common stock. The PSUs vest 3 years from the grant date, to the extent that the performance metrics are achieved during a predetermined performance period. The performance metrics include net sales growth and adjusted diluted EPS growth, as defined in the respective grant agreement, and are measured on a constant currency basis. The payout percentage for all PSUs granted ranges from 0% to 200%. Beginning in 2025, the fair value of PSUs is determined based on the number of units granted and the grant date price of common stock.
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024	—	$—	0.0	$—
Granted	443,933	30.71
Forfeited or expired	(1,314)	30.71
Balance as of March 31, 2025	442,619	$30.71	2.9	$15
As of March 31, 2025, there was $9 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.9 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Investments
The following table summarizes our investments in unconsolidated affiliates:

(in millions)	March 31, 2025	December 31, 2024
Nutrabolt(1)	$1,120	$1,097
Chobani	312	313
Tractor	54	56
Athletic Brewing(2)	53	47
Other	29	30
Investments in unconsolidated affiliates	$1,568	$1,543
(1)We hold a 36.0% interest on an as-converted basis in Nutrabolt, consisting of 30.9% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 5.1% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
(2)During the first quarter of 2025, we received additional equity interests in Athletic Brewing in accordance with our investment agreement, raising our total interest to 12.2% as of March 31, 2025. This earned equity is recorded in Other income, net in the unaudited Condensed Consolidated Statements of Income.
12. Income Taxes
Our effective tax rates were as follows:

	First Quarter
	2025	2024
Effective tax rate	21.7%	23.6%
For the first quarter of 2025, the change in our effective tax rate was largely driven by a non-cash revaluation of state deferred tax liabilities and a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions.
13. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
For the first quarter of 2025:
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	13	—	(7)	6
Amounts reclassified from AOCI	—	—	(5)	(5)
Total other comprehensive income (loss)	13	—	(12)	1
Balance as of March 31, 2025	$(397)	$(14)	$136	$(275)

For the first quarter of 2024:
Beginning balance	$202	$(14)	$127	$315
Other comprehensive loss	(56)	—	—	(56)
Amounts reclassified from AOCI	—	—	(2)	(2)
Total other comprehensive loss	(56)	—	(2)	(58)
Balance as of March 31, 2024	$146	$(14)	$125	$257

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the amount of gains reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	First Quarter
(in millions)		2025	2024
Cash Flow Hedges:
Interest rate contracts	Interest expense, net	$(3)	$(2)
FX contracts	Cost of sales	(5)	—
Total		(8)	(2)
Income tax expense		3	—
Total, net of tax		$(5)	$(2)
14. Other Financial Information
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS
The carrying value of cash, cash equivalents, restricted cash, and restricted cash equivalents is valued as of the balance sheet date equating fair value and is classified as Level 1. The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the unaudited Condensed Consolidated Balance Sheets to the total of the same amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$653	$510
Restricted cash and restricted cash equivalents	80	80
Non-current restricted cash and restricted cash equivalents	18	18
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$751	$608

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SELECTED BALANCE SHEET INFORMATION

	March 31,	December 31,
(in millions)	2025	2024
Inventories:
Raw materials	$615	$524
Work-in-progress	10	9
Finished goods	944	798
Total	1,569	1,331
Allowance for excess and obsolete inventories	(30)	(32)
Total inventories	$1,539	$1,299
Prepaid expenses and other current assets:
Other receivables	$160	$146
Prepaid income taxes	69	33
Customer incentive programs	84	18
Derivative instruments	52	80
Prepaid marketing	30	29
Spare parts	127	126
Income tax receivable	71	75
Other	152	99
Total prepaid expenses and other current assets	$745	$606
Other non-current assets:
Operating lease right-of-use assets	$852	$880
Customer incentive programs	44	45
Derivative instruments	3	6
Equity securities(1)	31	89
Non-current restricted cash and restricted cash equivalents	18	18
Other	168	162
Total other non-current assets	$1,116	$1,200
(1)Fair values of equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1. During the first quarter of 2025, we recorded a realized gain of $34 million on the sale of our investment in Vita Coco.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

	March 31,	December 31,
(in millions)	2025	2024
Accrued expenses:
Accrued customer trade	$356	$439
Accrued compensation	150	235
Insurance reserve	65	57
Accrued interest	162	107
Accrued termination fees(1)	—	225
Accrued transferable tax credits	119	130
Other accrued expenses	349	391
Total accrued expenses	$1,201	$1,584
Other current liabilities:
Dividends payable	$313	$312
Income taxes payable	71	67
Operating lease liability	130	128
Finance lease liability	138	125
Derivative instruments	41	108
Holdback liability	80	80
Other	13	15
Total other current liabilities	$786	$835
Other non-current liabilities:
Operating lease liability	$763	$790
Finance lease liability	681	677
Mandatory redemption liability	700	689
Pension and post-retirement liability	28	31
Insurance reserves	98	95
Derivative instruments	335	348
Deferred compensation liability	31	33
Holdback liability	18	18
Other	70	72
Total other non-current liabilities	$2,724	$2,753
(1)We paid the termination fee related to the GHOST Transactions in full in the first quarter of 2025.
Supplier Financing Arrangements
Outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable as of March 31, 2025 and December 31, 2024, were $1,759 million and $1,740 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $2 million as of both March 31, 2025 and December 31, 2024. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP’s wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York (“SDNY”) (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys’ fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig’s products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ’s Wholesale Club, Inc., Winn-Dixie Stores Inc., and Bi-Lo Holding LLC) in 2019 and in 2021. All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the “Multidistrict Antitrust Litigation”).
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
Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. In 2021, the parties filed motions challenging the validity of certain of the other parties’ proposed expert opinions. In January 2025, the court issued a ruling on these motions, granting challenges to certain expert testimony - including Keurig’s challenge to JBR, Inc.’s damages expert - but largely denying the parties’ motions. Keurig has also fully briefed summary judgment motions that, if successful, would end the cases entirely. Keurig is also pursuing its opposition to direct purchaser plaintiffs’ motion for class certification.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
16. Restructuring
RESTRUCTURING PROGRAMS
2024 Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. The program initially included the closure of our manufacturing facility in Williston, Vermont, with operations and employees relocating to other existing manufacturing locations. The relocation began during the second quarter of 2024 and was completed in the third quarter of 2024. In July 2024, we also announced the closure of our Windsor, Virginia manufacturing facility, which is expected to be completed in the second quarter of 2025. Our restructuring program also encompasses other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
The restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $125 million to $145 million, primarily comprised of asset related costs, through the second half of 2025.
2023 CEO Succession and Associated Realignment
In 2023, we began to enact several organization movements to ensure succession plans, to reinforce enterprise capabilities to support growth, and to control costs. A key component of the program was the appointment of Tim Cofer as Chief Operating Officer, effective November 6, 2023, with Mr. Cofer succeeding Robert Gamgort as our CEO during the second quarter of 2024. We also realigned our executive and operating leadership structure to enable faster decision making and to better support various strategic initiatives. The program is expected to incur charges of approximately $85 million, primarily driven by severance costs, which were substantially completed as of December 31, 2024, and the sign-on bonus for Mr. Cofer.
RESTRUCTURING CHARGES
Restructuring expenses for the defined programs were as follows:

	First Quarter
(in millions)	2025	2024
2024 Network Optimization	$2	$2
2023 CEO Succession and Associated Realignment	(1)	2
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2024	$44
Charges to expense and other adjustments	(3)
Cash payments	(5)
Balance as of March 31, 2025	$36
17. Related Parties
In February 2025, JAB BevCo B.V., a subsidiary of JAB, sold approximately 87 million shares of our common stock through an underwritten secondary offering. Upon completion of the offering on February 28, 2025, JAB beneficially owned less than 10% of our outstanding common stock, and the three members of our Board affiliated with JAB resigned. Prior to these transactions, JAB and its affiliates were included in our disclosures of related party transactions. Effective February 28, 2025, these disclosures are no longer applicable to JAB and its affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, tariffs or trade wars, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases, or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections, global economic uncertainty or economic downturns, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, as well as the possibility that we are unable to successfully integrate GHOST into our business, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names, and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, Snapple, 7UP, Green Mountain Coffee Roasters, GHOST, Clamato, Core Hydration, and The Original Donut Shop, as well as the Keurig brewing system. We have some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, as well as powerful distribution capabilities.
Our three operating and reportable segments are U.S. Refreshment Beverages, U.S. Coffee, and International.
COMPARABLE RESULTS OF OPERATIONS
We eliminate from our financial results all applicable intercompany transactions between entities included in our consolidated financial statements and the intercompany transactions with our equity method investees. References in tables below to percentage changes that are not meaningful are denoted by "NM".

EXECUTIVE SUMMARY
RESULTS OF OPERATIONS
Financial Overview - First Quarter of 2025 as compared to First Quarter of 2024

As Reported, in millions (except Diluted EPS)

Key Events During the First Quarter of 2025
Related Party Changes
In February 2025, JAB BevCo B.V., a subsidiary of JAB, sold approximately 87 million shares of our common stock through an underwritten secondary offering. Upon completion of the offering on February 28, 2025, JAB beneficially owned less than 10% of our outstanding common stock, and the three members of our Board affiliated with JAB resigned.
2025 Revolving Credit Agreement
On March 31, 2025, we entered into the 2025 Revolving Credit Agreement, which replaced our previous revolving credit agreement. The 2025 Revolving Credit Agreement provides for a $4 billion revolving credit facility, which matures on March 31, 2030. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for further information.

First Quarter of 2025 Compared to First Quarter of 2024
Consolidated Operations

	First Quarter		Percentage Change
($ in millions, except per share amounts)	2025	2024
Net sales	$3,635	$3,468	4.8%
Cost of sales	1,650	1,528	8.0
Gross profit	1,985	1,940	2.3
Selling, general, and administrative expenses	1,192	1,176	1.4
Other operating income, net	(8)	(1)	NM
Income from operations	801	765	4.7
Interest expense, net	148	178	(16.9)
Other income, net	(7)	(7)	NM
Income before provision for income taxes	660	594	11.1
Provision for income taxes	143	140	2.1
Net income	$517	$454	13.9

Earnings per common share:
Basic	$0.38	$0.33	15.2%
Diluted	0.38	0.33	15.2

Gross margin	54.6%	55.9%	(130) bps
Operating margin	22.0%	22.1%	(10) bps
Effective tax rate	21.7%	23.6%	(190) bps
Sales Volume

Percentage Change
LRB	2.3%
K-Cup pods	(5.9)
Appliances	(8.1)
Net Sales Drivers

Percentage Change
Volume / mix(1)	3.6%
Net price realization	2.8
FX	(1.6)
Total	4.8%
(1)The acquisition of GHOST contributed 2.9 percentage points to our consolidated volume / mix growth in the quarter.

Gross profit increased 2.3% to $1,985 million for the first quarter of 2025. This performance primarily reflected the gross profit impact of net sales growth (3 percentage points) and favorable changes in unrealized commodity mark-to-market activity (2 percentage points), partially offset by the impact of a smaller earned equity achievement compared to the prior year quarter (2 percentage points).
SG&A expenses increased 1.4% to $1,192 million for the first quarter of 2025, primarily driven by increased transportation and warehousing expenses (4 percentage points) and an unfavorable change in unrealized commodity mark-to-market activity (1 percentage point), partially offset by favorable FX impacts (2 percentage points) and reduced costs associated with productivity projects (1 percentage point).
Income from operations increased 4.7% to $801 million for the first quarter of 2025, primarily driven by increased gross profit.
Interest expense, net decreased 16.9% to $148 million for the first quarter of 2025, primarily driven by a favorable change in unrealized mark-to-market activity (32 percentage points), which was partially offset by increased debt and higher financing costs (13 percentage points).
The effective tax rate decreased 190 bps to 21.7% for the first quarter of 2025, compared to 23.6% in the first quarter of 2024, primarily driven by a non-cash revaluation of state deferred tax liabilities (110 bps) and a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (60 bps).
Net income increased 13.9% to $517 million for the first quarter of 2025, driven primarily by increased income from operations and lower interest expense.
Diluted EPS increased 15.2% to $0.38 per diluted share for the first quarter of 2025 as compared to $0.33 in the first quarter of 2024.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first quarter of 2025 and 2024.

	First Quarter		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$2,323	$2,093	11.0%
U.S. Coffee	877	911	(3.7)
International	435	464	(6.3)
Total net sales	$3,635	$3,468	4.8

Income from operations
U.S. Refreshment Beverages	$654	$615	6.3%
U.S. Coffee	202	248	(18.5)
International	90	112	(19.6)
Unallocated corporate costs	(145)	(210)	(31.0)
Total income from operations	$801	$765	4.7

Operating margin
U.S. Refreshment Beverages	28.2%	29.4%	(120) bps
U.S. Coffee	23.0%	27.2%	(420) bps
International	20.7%	24.1%	(340) bps
Sales Volumes
The following table provides the percentage change in sales volumes compared to the prior year quarter:

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	1.9%	—%	—%
U.S. Coffee	NM	(6.5)	(8.4)
International	3.9	(1.5)	(6.1)
Net Sales
The following table provides the percentage change in net sales compared to the prior year period:

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	8.0%	3.0%	—%	11.0%
U.S. Coffee	(5.2)	1.5	—	(3.7)
International	1.3	4.1	(11.7)	(6.3)
(1)The acquisition of GHOST contributed 4.8 percentage points to our volume / mix growth in U.S. Refreshment Beverages in the quarter.

U.S. Refreshment Beverages
Sales volume increased 1.9% for the first quarter of 2025, driven by growth in carbonated soft drinks and in our energy portfolio, including the acquisition of GHOST. These benefits were partially offset by softness in our still beverages portfolio.
Net sales increased 11.0% to $2,323 million for the first quarter of 2025, led by higher net price realization and volume / mix growth, including a benefit from the acquisition of GHOST.
Income from operations increased 6.3% to $654 million for the first quarter of 2025. This performance was led by the gross profit impact of net sales growth (18 percentage points), partially offset by the impact of a smaller earned equity achievement compared to the prior year quarter (6 percentage points), increased transportation and warehousing expenses (5 percentage points), and higher people costs (3 percentage points).
U.S. Coffee
Appliance volume decreased 8.4% and K-Cup pod volume decreased 6.5%. These decreases primarily reflected impacts related to retailer inventory management and the timing of price increases.
Net sales decreased 3.7% to $877 million for the first quarter of 2025, driven by unfavorable volume / mix, partially offset by higher net price realization.
Income from operations decreased 18.5% to $202 million for the first quarter of 2025, driven by a net unfavorable impact from changes in ingredients, materials, and productivity (10 percentage points) and the gross profit impact of the net sales decline (12 percentage points).
International
LRB sales volume increased 3.9%, driven by growth in carbonated soft drinks and mineral water. Appliance volumes decreased 6.1% and K-Cup pod volumes decreased 1.5%, primarily reflecting retailer inventory management.
Net sales decreased 6.3% to $435 million in the first quarter of 2025, reflecting unfavorable FX translation, partially offset by higher net price realization and volume / mix growth.
Income from operations decreased 19.6% to $90 million for the first quarter of 2025, as the benefit from the gross profit impact of the higher net price realization and volume/mix growth (23 percentage points) was more than offset by increased transportation and warehousing expenses (13 percentage points), unfavorable FX impacts (10 percentage points), a net unfavorable impact from changes in ingredients, materials, and productivity (6 percentage points), and increases in other manufacturing costs.

CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company’s financial condition and results and require difficult, subjective, or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in Part II, Item 7 of our Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We continue to manage all aspects of our business, including, but not limited to, monitoring the financial health of our customers, suppliers, and other third-party relationships, implementing gross margin enhancement strategies through our productivity initiatives, and developing new opportunities for growth, such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically as working capital funding requirements, where allowed. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition, or results of operations for the foreseeable future.

Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our 2025 Revolving Credit Agreement and Term Loan Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements. From time to time, we may seek additional deleveraging, refinancing, or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities, and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities increased $124 million for the first quarter of 2025, as compared to the first quarter of 2024, driven by the favorable comparison in working capital versus the prior year period, partially offset by lower net income adjusted for non-cash items.
Sources of Liquidity - Financing
Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for management's discussion of our financing arrangements.
As of March 31, 2025, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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
Regular Quarterly Dividends
We have declared total dividends of $0.23 per share and $0.215 per share for the first quarter of 2025 and 2024, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We did not repurchase any common stock during the first quarter of 2025. As of March 31, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.

Capital Expenditures
Purchases of property, plant, and equipment were $120 million and $158 million for the first quarter of 2025 and 2024, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first quarter of 2025 and 2024. Capital expenditures included in accounts payable and accrued expenses were $176 million and $189 million for the first quarter of 2025 and 2024, respectively, which primarily related to these investments.
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
Acquisitions of Businesses and Purchases of Intangible Assets
We have invested in the expansion of our distribution network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. From time to time, we additionally acquire brand ownership companies to expand our portfolio. These transactions could be accounted for either as an acquisition of a business or as an asset acquisition, if the majority of the transaction price represents the acquisition of a single intangible asset. Purchases of intangible assets were $14 million and $31 million for the first quarter of 2025 and 2024, respectively.
Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by inflation, global economic uncertainty or economic downturns, the imposition of new tariffs or changes to existing tariffs, trade wars, barriers or restrictions, or threats of such actions, or fluctuations in interest rates, may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors, and may also impact our ability to access liquidity through financial markets in a timely and cost-effective manner. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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

Summarized financial information for the Parent and Guarantors follows:

(in millions)	For the First Quarter of 2025
Net sales	$2,357
Gross profit	1,206
Income from operations	840
Net income	528

(in millions)	March 31, 2025	December 31, 2024
Current assets	$2,580	$2,373
Non-current assets	49,992	49,827
Total assets(1)	$52,572	$52,200

Current liabilities	$7,083	$6,101
Non-current liabilities	20,159	20,984
Total liabilities(2)	$27,242	$27,085
(1)Includes $134 million and $115 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $2,153 million and $1,997 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2025 and December 31, 2024, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A in our Annual Report. There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the first quarter of 2025. As of March 31, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.
Item 5. Other Information
During the first quarter of 2025, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to KDP's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025 (filed as Exhibit 3.5 to KDP's Annual Report on Form 10-K (filed February 25, 2025) and incorporated herein by reference).
10.1	Credit Agreement, dated as of March 31, 2025, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to KDP’s Current Report on Form 8-K (filed March 31, 2025) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: April 24, 2025