Form 10-Q
period 2025-06-30
Keurig Dr Pepper Inc.
filed 2025-07-24
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

877 208-9991
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	KDP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934..
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of July 22, 2025, there were 1,358,435,279 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP’s $4 billion revolving credit agreement, which was executed in March 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	Accumulated other comprehensive income or loss
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CODM	Chief Operating Decision Maker
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
Dyla	Dyla LLC, a wholly-owned subsidiary of KDP
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC, a Delaware limited liability company, and a portfolio of energy beverages
GHOST Transactions	The series of transactions by which KDP acquired 60% of the interests in GHOST effective December 31, 2024, agreed to purchase the remaining 40% of the interests in GHOST in 2028, and obtained the rights to distribute GHOST products effective March 3, 2025
JAB	JAB Holding Company S.a.r.l. and affiliates
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
LRB	Liquid refreshment beverages
Notes	Collectively, KDP's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
OBBB	U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill
PSU	Performance share unit
RSU	Restricted share unit
SEC	Securities and Exchange Commission
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Term Loan Agreement	Term loan agreement entered into on October 25, 2024 and terminated on May 7, 2025
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Vita Coco	The Vita Coco Company, Inc.
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$4,163	$3,922	$7,798	$7,390
Cost of sales	1,908	1,750	3,558	3,278
Gross profit	2,255	2,172	4,240	4,112
Selling, general, and administrative expenses	1,356	1,295	2,548	2,471
Other operating expense (income), net	1	16	(7)	15
Income from operations	898	861	1,699	1,626
Interest expense, net	180	204	328	382
Other income, net	—	(15)	(7)	(22)
Income before provision for income taxes	718	672	1,378	1,266
Provision for income taxes	171	157	314	297
Net income	$547	$515	$1,064	$969

Earnings per common share:
Basic	$0.40	$0.38	$0.78	$0.71
Diluted	0.40	0.38	0.78	0.70
Weighted average common shares outstanding:
Basic	1,358.3	1,355.6	1,357.7	1,368.2
Diluted	1,362.8	1,361.2	1,362.6	1,374.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2025	2024	2025	2024
Net income	$547	$515	$1,064	$969
Other comprehensive income (loss):
Foreign currency translation adjustments	319	(201)	332	(257)
Net change in cash flow hedges, net of tax of $5, $1, $6, and $1, respectively	(34)	21	(46)	19
Total other comprehensive income (loss)	285	(180)	286	(238)
Comprehensive income	$832	$335	$1,350	$731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$509	$510
Restricted cash and restricted cash equivalents	56	80
Trade accounts receivable, net	1,498	1,502
Inventories	1,741	1,299
Prepaid expenses and other current assets	802	606
Total current assets	4,606	3,997
Property, plant, and equipment, net	2,996	2,964
Investments in unconsolidated affiliates	1,566	1,543
Goodwill	20,228	20,053
Other intangible assets, net	23,841	23,634
Other non-current assets	1,095	1,200
Deferred tax assets	36	39
Total assets	$54,368	$53,430
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,113	$2,985
Accrued expenses	1,324	1,584
Structured payables	31	41
Short-term borrowings and current portion of long-term obligations	1,976	2,642
Other current liabilities	777	835
Total current liabilities	7,221	8,087
Long-term obligations	13,920	12,912
Deferred tax liabilities	5,487	5,435
Other non-current liabilities	2,755	2,753
Total liabilities	29,383	29,187
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,358,413,413 and 1,356,664,609 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	19,729	19,712
Retained earnings	5,232	4,793
Accumulated other comprehensive income (loss)	10	(276)
Total stockholders' equity	24,985	24,243
Total liabilities and stockholders’ equity	$54,368	$53,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2025	2024
Operating activities:
Net income	$1,064	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	217	207
Amortization of intangibles	68	67
Other amortization expense	63	101
Provision for sales returns	24	29
Deferred income taxes	4	17
Employee stock-based compensation expense	45	52
(Gain) loss on disposal of property, plant, and equipment	(6)	18
Unrealized (gain) loss on foreign currency	(6)	16
Unrealized (gain) loss on derivatives	(56)	36
Equity in earnings of unconsolidated affiliates	(27)	(17)
Earned equity from distribution arrangements	(10)	(45)
Other, net	(5)	5
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	3	(67)
Inventories	(416)	(119)
Income taxes receivable and payables, net	(86)	(34)
Other current and non-current assets	(136)	(180)
Accounts payable and accrued expenses	(93)	(314)
Other current and non-current liabilities	(7)	1
Net change in operating assets and liabilities	(735)	(713)
Net cash provided by operating activities	640	742
Investing activities:
Acquisitions of businesses, net of cash acquired	(111)	—
Purchases of property, plant, and equipment	(226)	(273)
Proceeds from sales of property, plant, and equipment	13	1
Purchases of intangibles	(16)	(49)
Investments in unconsolidated affiliates	(1)	(7)
Other, net	63	(1)
Net cash used in investing activities	$(278)	$(329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2025	2024
Financing activities:
Proceeds from issuance of Notes	$2,000	$3,000
Repayments of Notes	(529)	(1,150)
Net repayment of commercial paper	(139)	(226)
Repayment of term loan	(990)	—
Proceeds from structured payables	16	31
Repayments of structured payables	(26)	(60)
Cash dividends paid	(625)	(591)
Repurchases of common stock, inclusive of excise tax obligation	(9)	(1,105)
Tax withholdings related to net share settlements	(28)	(43)
Payments on finance leases	(63)	(56)
Other, net	(16)	(22)
Net cash used in financing activities	(409)	(222)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	(47)	191
Effect of exchange rate changes	4	(20)
Beginning balance	608	267
Ending balance	$565	$438

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$155	$173
Earned equity from distribution arrangements	10	45
Equity received in exchange for modification of related party contract	—	19
Dividends declared but not yet paid	312	292
Accrued excise tax on net share repurchases	—	14
Supplemental cash flow disclosures:
Cash paid for interest	277	211
Cash paid for income taxes	276	205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation and stock options exercised	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447
Net income	—	—	—	547	—	547
Other comprehensive income	—	—	—	—	285	285
Dividends declared, $0.23 per share	—	—	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of June 30, 2025	1,358.4	$14	$19,729	$5,232	$10	$24,985

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2023	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653
Net income	—	—	—	515	—	515
Other comprehensive loss	—	—	—	—	(180)	(180)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of June 30, 2024	1,355.8	$14	$19,683	$4,944	$77	$24,718
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
References to the "second quarter" indicate the quarterly periods ended June 30, 2025 and 2024.
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
2. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	June 30, 2025	December 31, 2024
Notes	$14,419	$12,948
Term loan	—	990
Less: current portion of long-term obligations	(499)	(1,026)
Long-term obligations	$13,920	$12,912
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2025	December 31, 2024
Commercial paper notes	$1,477	$1,616
Current portion of long-term obligations:
Notes	499	1,026
Short-term borrowings and current portion of long-term obligations	$1,976	$2,642

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	June 30, 2025	December 31, 2024
2025 Merger Notes	May 25, 2025	4.417%	$—	$529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2026-B Notes	November 15, 2026	Floating(2)	500	—
2027-B Notes	March 15, 2027	Floating(2)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Notes	May 15, 2028	4.350%	500	—
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	—
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Notes	May 15, 2035	5.150%	500	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			14,564	13,093
Adjustment from principal amount to carrying amount(1)			(145)	(145)
Carrying amount			$14,419	$12,948
(1)The carrying amount includes unamortized discounts, debt issuance costs, and fair value adjustments related to the DPS Merger.
(2)Our floating rate notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus a spread of 0.580% and 0.880% for the 2026-B Notes and the 2027-B Notes, respectively.
On May 5, 2025, we completed the issuance of the 2026-B Notes, 2028 Notes, 2030-B Notes, and 2035 Notes, with an aggregate principal amount of $2 billion. The discount associated with these notes was approximately $4 million, and we incurred $10 million in debt issuance costs. The proceeds from the issuance were used for the repayment of outstanding commercial paper borrowings.
The 2025 Merger Notes were repaid at maturity using proceeds from commercial paper.
VARIABLE-RATE BORROWING ARRANGEMENTS
Term Loan Agreement
On January 31, 2025, we repaid the amount outstanding under the Term Loan Agreement using proceeds from commercial paper. On May 7, 2025, we terminated our Term Loan Agreement. We had no outstanding loan balances as of the termination date.

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
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	June 30, 2025	December 31, 2024
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,000	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of June 30, 2025.
The 2025 Revolving Credit Agreement replaced our previous revolving credit agreement.
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
As of June 30, 2025, we were in compliance with our minimum interest coverage ratio with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program

	Second Quarter		First Six Months
(in millions, except %)	2025	2024	2025	2024
Weighted average commercial paper borrowings	$2,317	$2,305	$2,498	$2,381
Weighted average borrowing rates	4.67%	5.59%	4.65%	5.61%
Letter of Credit Facility
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $72 million of which was utilized as of June 30, 2025 and $78 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $13,714 million and $12,036 million as of June 30, 2025 and December 31, 2024, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Acquisitions
DYLA ACQUISITION
On June 2, 2025, we completed the acquisition of Dyla for aggregate consideration of $98 million. Dyla is a leading player in powdered drink mixes and liquid water enhancers. Prior to the acquisition, we held direct and indirect ownership interests in Dyla and accounted for the investment as an equity method investment. In order to complete the acquisition of Dyla, net of our previous ownership interest, we paid $69 million in cash, and approximately $3 million of cash was held back and placed in escrow.
Our preliminary allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed is based on estimated fair values as of June 2, 2025, and the consideration was primarily allocated to intangible assets and goodwill.
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
In the first quarter of 2025, we finalized our allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the GHOST Transactions based on estimated fair values as of December 31, 2024, with no significant measurement period adjustments recorded.
4. Goodwill and Other Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2024	$8,855	$8,622	$2,576	$20,053
Acquisitions(1)	16	—	—	16
Foreign currency translation	—	—	159	159
Balance as of June 30, 2025	$8,871	$8,622	$2,735	$20,228
(1)Acquisition activity during the first six months of 2025 represents the goodwill recorded as a result of the Dyla Acquisition. Refer to Note 3 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	June 30, 2025			December 31, 2024
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(658)	$488	$1,146	$(621)	$525
Customer relationships	683	(285)	398	666	(270)	396
Contractual arrangements	145	(26)	119	144	(21)	123
Trade names	126	(126)	—	126	(124)	2
Brands	77	(36)	41	51	(32)	19
Distribution rights	68	(29)	39	66	(23)	43
Other	25	—	25	—	—	—
Total	$2,270	$(1,160)	$1,110	$2,199	$(1,091)	$1,108
Intangible assets with indefinite lives:
Brands			$20,041			$19,848
Trade names			2,478			2,478
Distribution rights			212			200
Total intangible assets with indefinite lives			22,731			22,526
Other intangible assets, net			$23,841			$23,634
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2025	2024	2025	2024
Amortization expense	$34	$34	$68	$67
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
We formally designate and account for certain interest rate contracts and FX forward contracts that meet established accounting criteria under U.S. GAAP as cash flow hedges. For such contracts, the effective portion of the gain or loss on the derivative instruments is recorded, net of applicable taxes, in AOCI. When net income is affected by the variability of the underlying transaction, the applicable offsetting amount of the gain or loss from the derivative instrument deferred in AOCI is reclassified to net income. Cash flows from derivative instruments designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items. If a cash flow hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled, and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2025, economic interest rate derivative instruments have maturities ranging from March 2027 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. We had no such contracts outstanding as of June 30, 2025.
FOREIGN EXCHANGE
We are exposed to FX risk in our foreign subsidiaries and with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of these subsidiaries are subject to exposure from movements in exchange rates.
Economic Hedges
We hold FX forward contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of June 30, 2025, these FX contracts have maturities ranging from July 2025 to September 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases of our foreign subsidiaries in U.S. dollars. The intent of these FX contracts is to provide predictability in our overall cost structure. As of June 30, 2025, these FX contracts have maturities ranging from July 2025 to May 2027.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of June 30, 2025, these commodity contracts have maturities ranging from July 2025 to July 2027.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	June 30, 2025	December 31, 2024
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$2,300	$1,700
FX contracts
Forward contracts, not designated as hedging instruments	593	490
Forward contracts, designated as cash flow hedges	579	486
Commodity contracts, not designated as hedging instruments(1)	578	515
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

(in millions)	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets:
Interest rate contracts	Prepaid expenses and other current assets	$1	$—
FX contracts	Prepaid expenses and other current assets	4	7
Commodity contracts	Prepaid expenses and other current assets	42	32
FX contracts	Other non-current assets	—	4
Commodity contracts	Other non-current assets	1	2

Liabilities:
Interest rate contracts	Other current liabilities	5	22
FX contracts	Other current liabilities	3	4
Commodity contracts	Other current liabilities	41	82
Interest rate contracts	Other non-current liabilities	342	345
FX contracts	Other non-current liabilities	8	—
Commodity contracts	Other non-current liabilities	4	3
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets:
FX contracts	Prepaid expenses and other current assets	$4	$41

Liabilities:
FX contracts	Other current liabilities	7	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2025	2024	2025	2024
Interest rate contracts	Interest expense, net	$(2)	$26	$(34)	$52
FX contracts	Cost of sales	(2)	(1)	(3)	(2)
FX contracts	Other income, net	11	(2)	14	(8)
Commodity contracts	Cost of sales	(10)	7	(27)	22
Commodity contracts	SG&A expenses	2	3	—	(9)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of gains, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2025	2024	2025	2024
Interest rate contracts	Interest expense, net	$(4)	$(4)	$(7)	$(6)
FX contracts	Cost of sales	(8)	2	(13)	2
We expect to reclassify approximately $13 million and $2 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
6. Leases
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2025	2024	2025	2024
Operating lease cost	$46	$43	$90	$85
Finance lease cost
Amortization of right-of-use assets	28	30	56	60
Interest on lease liabilities	9	7	18	14
Variable lease cost(1)	9	10	18	20
Short-term lease cost	—	—	—	1
Total lease cost	$92	$90	$182	$180
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Six Months
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85	$80
Operating cash flows from finance leases	18	14
Financing cash flows from finance leases	63	56
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21	44
Finance leases	92	53
The following table presents information about our weighted average discount rate and remaining lease term:

	June 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.6%	4.5%
Weighted average remaining lease term
Operating leases	9 years	9 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2025	$75	$85
2026	166	208
2027	143	116
2028	112	103
2029	103	96
2030	83	85
Thereafter	417	304
Total future minimum lease payments	1,099	997
Less: imputed interest	(217)	(166)
Present value of minimum lease payments	$882	$831
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of June 30, 2025, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $176 million. These leases are expected to commence between the third quarter of 2025 through 2027, with initial lease terms ranging from 3 years to 10 years.
7. Segments
Our operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrups, and finished beverages, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single-serve brewers, and accessories, and other coffee products to partners, retailers, and directly to consumers through the Keurig.com website.
•The International segment reflects sales in international markets, including the following:
◦Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrups, and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. “Other segment (income) expense” includes Other operating expense (income), net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at “Income from operations - reportable segments”. “Unallocated corporate costs” are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Second Quarter of 2025
Net sales	$2,660	$948	$555	$4,163
Cost of sales	1,099	551	260
SG&A expenses	815	163	152
Other segment (income) expense	—	1	—
Income from operations - reportable segments	$746	$233	$143	$1,122
Unallocated corporate costs				(224)
Income from operations				898
Interest expense, net				180
Income before provision for income taxes				$718

Second Quarter of 2024
Net sales	$2,407	$950	$565	$3,922
Cost of sales	950	526	267
SG&A expenses	740	179	149
Other segment (income) expense	—	17	(1)
Income from operations - reportable segments	$717	$228	$150	$1,095
Unallocated corporate costs				(234)
Income from operations				861
Interest expense, net				204
Other income, net				(15)
Income before provision for income taxes				$672

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
First Six Months of 2025
Net sales	$4,983	$1,825	$990	$7,798
Cost of sales	2,036	1,074	488
SG&A expenses	1,548	314	271
Other segment (income) expense	(1)	2	(2)
Income from operations - reportable segments	$1,400	$435	$233	$2,068
Unallocated corporate costs				(369)
Income from operations				1,699
Interest expense, net				328
Other income, net				(7)
Income before provision for income taxes				$1,378

First Six Months of 2024
Net sales	$4,500	$1,861	$1,029	$7,390
Cost of sales	1,750	1,023	495
SG&A expenses	1,419	345	272
Other segment (income) expense	(1)	17	—
Income from operations - reportable segments	$1,332	$476	$262	$2,070
Unallocated corporate costs				(444)
Income from operations				1,626
Interest expense, net				382
Other income, net				(22)
Income before provision for income taxes				$1,266

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Revenue
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Second Quarter of 2025
LRB	$2,589	$15	$374	$2,978
K-Cup pods	—	773	132	905
Appliances	—	122	12	134
Other	71	38	37	146
Net sales	$2,660	$948	$555	$4,163

Second Quarter of 2024
LRB	$2,372	$10	$394	$2,776
K-Cup pods	—	745	118	863
Appliances	—	165	17	182
Other	35	30	36	101
Net sales	$2,407	$950	$565	$3,922

First Six Months of 2025
LRB	$4,852	$28	$651	$5,531
K-Cup pods	—	1,490	248	1,738
Appliances	—	238	20	258
Other	131	69	71	271
Net sales	$4,983	$1,825	$990	$7,798

First Six Months of 2024
LRB	$4,434	$14	$693	$5,141
K-Cup pods	—	1,492	233	1,725
Appliances	—	293	30	323
Other	66	62	73	201
Net sales	$4,500	$1,861	$1,029	$7,390
LRB represents net sales of owned and partner brands within our portfolio and includes branded concentrates, syrups, and finished beverages, including contract manufacturing of KDP branded products for our bottlers and distributors. K-Cup pods represents net sales from owned brands, partner brands, and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9. Earnings Per Share

	Second Quarter		First Six Months
(in millions, except per share data)	2025	2024	2025	2024
Net income	$547	$515	$1,064	$969

Weighted average common shares outstanding	1,358.3	1,355.6	1,357.7	1,368.2
Dilutive effect of stock-based awards	4.5	5.6	4.9	6.2
Weighted average common shares outstanding and common stock equivalents	1,362.8	1,361.2	1,362.6	1,374.4

Basic EPS	$0.40	$0.38	$0.78	$0.71
Diluted EPS	0.40	0.38	0.78	0.70

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.4	0.9	0.4	0.9
10. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2025	2024	2025	2024
Total stock-based compensation expense	$23	$24	$45	$52
Income tax benefit	(3)	(4)	(8)	(8)
Stock-based compensation expense, net of tax	$20	$20	$37	$44
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	12,488,799	$29.70	2.0	$401
Granted(1)	3,416,195	30.78
Vested and released	(2,557,226)	30.57		86
Forfeited	(1,040,196)	29.87
Outstanding as of June 30, 2025	12,307,572	$29.81	2.2	$407
(1)Beginning in 2025, new RSUs granted vest ratably over 4 years.
As of June 30, 2025, there was $193 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.2 years.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024	—	$—	0.0	$—
Granted	452,192	30.71
Forfeited or expired	(1,314)	30.71
Balance as of June 30, 2025	450,878	$30.71	2.7	$15
As of June 30, 2025, there was $9 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.7 years.
11. Investments
The following table summarizes our investments in unconsolidated affiliates:

(in millions)	June 30, 2025	December 31, 2024
Nutrabolt(1)	$1,132	$1,097
Chobani	316	313
Tractor	53	56
Athletic Brewing(2)	53	47
Other	12	30
Investments in unconsolidated affiliates	$1,566	$1,543
(1)We hold a 36.0% interest on an as-converted basis in Nutrabolt, consisting of 30.9% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 5.1% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
(2)During the first quarter of 2025, we received additional equity interests in Athletic Brewing in accordance with our investment agreement, raising our total interest to 12.2%. This earned equity is recorded in Other income, net in the unaudited Condensed Consolidated Statements of Income.
12. Income Taxes
Our effective tax rates were as follows:

	Second Quarter		First Six Months
	2025	2024	2025	2024
Effective tax rate	23.8%	23.4%	22.8%	23.5%
For the second quarter of 2025, the change in our effective tax rate was driven by an increase in uncertain tax positions and an unfavorable comparison to a non-cash revaluation of state deferred tax liabilities in the second quarter of 2024, which was largely offset by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions.

For the first six months of 2025, the change in our effective tax rate was primarily driven by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions, partially offset by an increase in uncertain tax positions.
On July 4, 2025, the OBBB was signed into law in the U.S., which includes a broad range of tax reform provisions. We are currently evaluating the impact of the OBBB.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Second Quarter of 2025
Beginning balance	$(397)	$(14)	$136	$(275)
Other comprehensive income (loss)	319	—	(25)	294
Amounts reclassified from AOCI	—	—	(9)	(9)
Total other comprehensive income (loss)	319	—	(34)	285
Balance as of June 30, 2025	$(78)	$(14)	$102	$10

Second Quarter of 2024
Beginning balance	$146	$(14)	$125	$257
Other comprehensive (loss) income	(201)	—	22	(179)
Amounts reclassified from AOCI	—	—	(1)	(1)
Total other comprehensive (loss) income	(201)	—	21	(180)
Balance as of June 30, 2024	$(55)	$(14)	$146	$77

First Six Months of 2025
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	332	—	(32)	300
Amounts reclassified from AOCI	—	—	(14)	(14)
Total other comprehensive income (loss)	332	—	(46)	286
Balance as of June 30, 2025	$(78)	$(14)	$102	$10

First Six Months of 2024
Beginning balance	$202	$(14)	$127	$315
Other comprehensive (loss) income	(257)	—	22	(235)
Amounts reclassified from AOCI	—	—	(3)	(3)
Total other comprehensive (loss) income	(257)	—	19	(238)
Balance as of June 30, 2024	$(55)	$(14)	$146	$77
The following table presents the amount of (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	Second Quarter		First Six Months
(in millions)		2025	2024	2025	2024
Cash Flow Hedges
Interest rate contracts	Interest expense, net	$(4)	$(4)	$(7)	$(6)
FX contracts	Cost of sales	(8)	2	(13)	2
Total		(12)	(2)	(20)	(4)
Income tax expense		3	1	6	1
Total, net of tax		$(9)	$(1)	$(14)	$(3)

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

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$509	$510
Restricted cash and restricted cash equivalents	56	80
Non-current restricted cash and restricted cash equivalents	—	18
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$565	$608
SELECTED BALANCE SHEET INFORMATION

(in millions)	June 30, 2025	December 31, 2024
Inventories:
Raw materials	$691	$524
Work-in-progress	12	9
Finished goods	1,064	798
Total	1,767	1,331
Allowance for excess and obsolete inventories	(26)	(32)
Total inventories	$1,741	$1,299
Prepaid expenses and other current assets:
Other receivables	$162	$146
Prepaid income taxes	132	33
Customer incentive programs	67	18
Derivative instruments	51	80
Prepaid marketing	26	29
Spare parts	130	126
Income tax receivable	71	75
Other	163	99
Total prepaid expenses and other current assets	$802	$606
Other non-current assets:
Operating lease right-of-use assets	$839	$880
Customer incentive programs	42	45
Derivative instruments	1	6
Equity securities(1)	33	89
Non-current restricted cash and restricted cash equivalents	—	18
Other	180	162
Total other non-current assets	$1,095	$1,200
(1)We sold our investment in Vita Coco and recorded a realized gain of $34 million in the first quarter of 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	June 30, 2025	December 31, 2024
Accrued expenses:
Accrued customer trade	$484	$439
Accrued compensation	157	235
Insurance reserve	61	57
Accrued interest	119	107
Accrued termination fees(1)	—	225
Accrued transferable tax credits	99	130
Other accrued expenses	404	391
Total accrued expenses	$1,324	$1,584
Other current liabilities:
Dividends payable	$312	$312
Income taxes payable	56	67
Operating lease liability	133	128
Finance lease liability	146	125
Derivative instruments	56	108
Holdback liability	53	80
Other	21	15
Total other current liabilities	$777	$835
Other non-current liabilities:
Operating lease liability	$749	$790
Finance lease liability	685	677
Mandatory redemption liability	719	689
Pension and post-retirement liability	30	31
Insurance reserves	103	95
Derivative instruments	354	348
Deferred compensation liability	33	33
Holdback liability	—	18
Other	82	72
Total other non-current liabilities	$2,755	$2,753
(1)We paid the termination fee related to the GHOST Transactions in full in the first quarter of 2025.
Supplier Financing Arrangements
Outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable as of June 30, 2025 and December 31, 2024, were $1,668 million and $1,740 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $3 million and $2 million as of June 30, 2025 and December 31, 2024, respectively. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
16. Restructuring
RESTRUCTURING PROGRAMS
Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. Our restructuring program includes the closure of certain facilities and other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
The restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $150 million to $170 million through 2026, primarily comprised of asset related costs.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
2023 CEO Succession and Associated Realignment
In 2023, we began to implement succession planning for our CEO, including a realignment of our executive and operating leadership team, in order to reinforce enterprise capabilities to support growth and to control costs. The program is expected to incur charges of approximately $85 million, primarily driven by severance costs, which were substantially completed as of December 31, 2024, and the sign-on bonus for our CEO.
RESTRUCTURING EXPENSES
Restructuring expenses for the defined programs were as follows:

	Second Quarter		First Six Months
(in millions)	2025	2024	2025	2024
Network Optimization	$10	$19	$12	$21
2023 CEO Succession and Associated Realignment	1	11	—	13
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2024	$44
Charges to expense and other adjustments	(4)
Cash payments	(17)
Balance as of June 30, 2025	$23
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, tariffs or trade wars and related uncertainty, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “outlook,” “guidance,” “anticipate,” “expect,” “believe,” “could,” “estimate,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar words, phrases, or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance. Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections, global economic uncertainty or economic downturns, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions and related uncertainty, as well as the possibility that we are unable to successfully integrate GHOST into our business, and our financial performance may be better or worse than anticipated. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names, and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, Snapple, 7UP, Green Mountain Coffee Roasters, GHOST, Clamato, Core Hydration, and The Original Donut Shop, as well as the Keurig brewing system. Our beverage brands are some of the most recognized in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, as well as powerful distribution capabilities.
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

EXECUTIVE SUMMARY
RESULTS OF OPERATIONS

Second Quarter of 2025 as compared to Second Quarter of 2024
(in millions, except Diluted EPS)

Key Events During the Second Quarter of 2025
Debt Issuance
On May 5, 2025, we completed the issuance of an aggregate principal amount of $2 billion of senior unsecured notes. The proceeds from the issuance were used for the repayment of outstanding commercial paper borrowings. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for further information.

Second Quarter of 2025 Compared to Second Quarter of 2024
Consolidated Operations

	Second Quarter		Percentage Change
($ in millions, except per share amounts)	2025	2024
Net sales	$4,163	$3,922	6.1%
Cost of sales	1,908	1,750	9.0
Gross profit	2,255	2,172	3.8
Selling, general, and administrative expenses	1,356	1,295	4.7
Other operating expense, net	1	16	NM
Income from operations	898	861	4.3
Interest expense, net	180	204	(11.8)
Other income, net	—	(15)	NM
Income before provision for income taxes	718	672	6.8
Provision for income taxes	171	157	NM
Net income	$547	$515	6.2

Earnings per common share:
Basic	$0.40	$0.38	5.3%
Diluted	0.40	0.38	5.3

Gross margin	54.2%	55.4%	(120) bps
Operating margin	21.6	22.0	(40) bps
Effective tax rate	23.8	23.4	40 bps
Sales Volume

Percentage Change
LRB	1.2%
K-Cup pods	(2.6)
Appliances	(20.1)
Net Sales Drivers

Percentage Change
Volume / mix(1)	5.0%
Net price realization	2.2
FX	(1.1)
Total	6.1%
(1)The acquisition of GHOST contributed 4.0 percentage points to our consolidated volume / mix growth in the quarter.

Gross profit increased 3.8% to $2,255 million for the second quarter of 2025. This performance primarily reflected the gross profit impact of net sales growth (6 percentage points), partially offset by the net impact from changes in ingredients, materials, and productivity (3 percentage points).
SG&A expenses increased 4.7% to $1,356 million for the second quarter of 2025, primarily driven by increased transportation and warehousing expenses (4 percentage points) and integration expenses associated with acquisitions (2 percentage points), partially offset by lower marketing expense (2 percentage points).
Other operating expense, net decreased in the second quarter of 2025, primarily reflecting a favorable comparison to losses incurred in 2024 on the disposal of assets related to our Network Optimization program.
Income from operations increased 4.3% to $898 million for the second quarter of 2025, driven by increased gross profit, partially offset by higher SG&A expenses.
Interest expense, net decreased 11.8% to $180 million for the second quarter of 2025, primarily driven by a favorable year-over-year change in unrealized mark-to-market activity (15 percentage points), which was partially offset by increased debt and higher financing costs (4 percentage points).
Other income, net decreased in the second quarter of 2025, primarily reflecting an increase of approximately $29 million in our mandatory redemption liability for GHOST during the quarter, partially offset by net gains on our investments in unconsolidated affiliates.
The effective tax rate increased 40 bps to 23.8% for the second quarter of 2025, compared to 23.4% for the second quarter of 2024, primarily driven by an increase in uncertain tax positions (170 bps) and an unfavorable comparison to a non-cash revaluation of state deferred tax liabilities in the second quarter of 2024 (110 bps), which was fully offset by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (280 bps).
Net income increased 6.2%, to $547 million for the second quarter of 2025, primarily driven by increased income from operations and reduced interest expense.
Diluted EPS increased 5.3% to $0.40 per diluted share for the second quarter of 2025 as compared to $0.38 in the second quarter of 2024.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the second quarter of 2025 and 2024.

	Second Quarter		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$2,660	$2,407	10.5%
U.S. Coffee	948	950	(0.2)
International	555	565	(1.8)
Total net sales	$4,163	$3,922	6.1

Income from operations
U.S. Refreshment Beverages	$746	$717	4.0%
U.S. Coffee	233	228	2.2
International	143	150	(4.7)
Unallocated corporate costs	(224)	(234)	(4.3)
Income from operations	$898	$861	4.3

Operating margin
U.S. Refreshment Beverages	28.0%	29.8%	(180) bps
U.S. Coffee	24.6	24.0	60 bps
International	25.8	26.5	(70) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	2.0%	—%	—%
U.S. Coffee	NM	(3.7)	(22.6)
International	(2.2)	4.5	4.8
Net Sales

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	9.5%	1.0%	—%	10.5%
U.S. Coffee	(3.8)	3.6	—	(0.2)
International	0.4	5.3	(7.5)	(1.8)
(1)The acquisition of GHOST contributed 6.6 percentage points to our volume / mix growth in U.S. Refreshment Beverages in the quarter.

U.S. Refreshment Beverages
Sales volume increased 2.0% in the second quarter of 2025, driven by growth in our energy portfolio, including the acquisition of GHOST, as well as in carbonated soft drinks. These benefits were partially offset by softness in our still beverages portfolio.
Net sales increased 10.5% to $2,660 million for the second quarter of 2025, led by volume / mix growth, including a benefit from the acquisition of GHOST, as well as higher net price realization.
Income from operations increased 4.0% to $746 million for the second quarter of 2025. This performance was led by the gross profit impact of net sales growth (17 percentage points), partially offset by increased transportation and warehousing expenses (6 percentage points), a net unfavorable change in ingredients, materials, and productivity (3 percentage points), and integration expenses associated with acquisitions (3 percentage points).
U.S. Coffee
Appliance volume decreased 22.6%, reflecting impacts of retailer inventory management, and K-Cup pod volume decreased 3.7%, reflecting category elasticity in response to price increases.
Net sales decreased 0.2% to $948 million for the second quarter of 2025, as favorable net price realization was fully offset by unfavorable volume / mix.
Income from operations increased 2.2% to $233 million for the second quarter of 2025, reflecting the impacts of favorable net price realization (15 percentage points) and lower marketing expense (7 percentage points), partially offset by a net unfavorable change in ingredients, materials, and productivity (14 percentage points), unfavorable volume / mix (4 percentage points) and increases in other manufacturing costs.
International
LRB sales volume decreased 2.2%, driven by carbonated soft drinks. Appliance volumes increased 4.8% and K-Cup pod volumes increased 4.5%, reflecting category growth and market share gains in key brands.
Net sales decreased 1.8% to $555 million in the second quarter of 2025, reflecting unfavorable FX translation, partially offset by higher net price realization and volume / mix growth.
Income from operations decreased 4.7%, to $143 million for the second quarter of 2025, as the benefit from the gross profit impact of the higher net price realization and volume / mix growth (17 percentage points) was more than offset by increased transportation and warehousing expenses (8 percentage points), unfavorable FX impacts (7 percentage points), a net unfavorable impact from changes in ingredients, materials, and productivity (1 percentage point), and increases in other manufacturing costs.

First Six Months of 2025 Compared to First Six Months of 2024
Consolidated Operations

	First Six Months		Percentage Change
($ in millions, except per share amounts)	2025	2024
Net sales	$7,798	$7,390	5.5%
Cost of sales	3,558	3,278	8.5
Gross profit	4,240	4,112	3.1
Selling, general, and administrative expenses	2,548	2,471	3.1
Other operating (income) expense, net	(7)	15	NM
Income from operations	1,699	1,626	4.5
Interest expense, net	328	382	(14.1)
Other income, net	(7)	(22)	NM
Income before provision for income taxes	1,378	1,266	8.8
Provision for income taxes	314	297	NM
Net income	$1,064	$969	9.8

Earnings per common share:
Basic	$0.78	$0.71	9.9%
Diluted	0.78	0.70	11.4

Gross margin	54.4%	55.6%	(120) bps
Operating margin	21.8	22.0	(20) bps
Effective tax rate	22.8	23.5	(70) bps
Sales Volume

Percentage Change
LRB	1.7%
K-Cup pods	(4.3)
Appliances	(15.0)
Net Sales Drivers

Percentage Change
Volume / mix(1)	4.3%
Net price realization	2.5
FX	(1.3)
Total	5.5%
(1)The acquisition of GHOST contributed 3.5 percentage points to our consolidated volume / mix growth in the first six months of 2025.

Gross profit increased 3.1% to $4,240 million for the first six months of 2025. This performance primarily reflected the gross profit impact of net sales growth (5 percentage points), partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity (2 percentage points).
SG&A expenses increased 3.1% to $2,548 million for the first six months of 2025, primarily driven by increased transportation and warehousing expenses (4 percentage points), partially offset by lower marketing expense (1 percentage point).
Income from operations increased 4.5% to $1,699 million for the first six months of 2025, primarily driven by increased gross profit, partially offset by higher SG&A expenses.
Interest expense, net decreased 14.1% to $328 million for the first six months of 2025, primarily driven by a favorable change in unrealized mark-to-market activity (22 percentage points), which was partially offset by increased debt and higher financing costs (8 percentage points).
Other income, net decreased in the first six months of 2025, primarily reflecting an increase of approximately $40 million in our mandatory redemption liability for GHOST, partially offset by net gains on our investments in unconsolidated affiliates.
The effective tax rate decreased 70 bps to 22.8% for the first six months of 2025, compared to 23.5% in the first six months of 2024, primarily driven by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (170 bps), which was partially offset by an increase in uncertain tax positions (100 bps).
Net income increased 9.8% to $1,064 million for the first six months of 2025, driven primarily by increased income from operations and lower interest expense.
Diluted EPS increased 11.4% to $0.78 per diluted share for the first six months of 2025 as compared to $0.70 in the first six months of 2024.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first six months of 2025 and 2024.

	First Six Months		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$4,983	$4,500	10.7%
U.S. Coffee	1,825	1,861	(1.9)
International	990	1,029	(3.8)
Total net sales	$7,798	$7,390	5.5

Income from operations
U.S. Refreshment Beverages	$1,400	$1,332	5.1%
U.S. Coffee	435	476	(8.6)
International	233	262	(11.1)
Unallocated corporate costs	(369)	(444)	(16.9)
Total income from operations	$1,699	$1,626	4.5

Operating margin
U.S. Refreshment Beverages	28.1%	29.6%	(150) bps
U.S. Coffee	23.8	25.6	(180) bps
International	23.5	25.5	(200) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	2.0%	—%	—%
U.S. Coffee	NM	(5.1)	(16.6)
International	0.5	1.5	(0.4)
Net Sales

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	8.8%	1.9%	—%	10.7%
U.S. Coffee	(4.5)	2.6	—	(1.9)
International	0.7	4.8	(9.3)	(3.8)
(1)The acquisition of GHOST contributed 5.7 percentage points to our volume / mix growth in U.S. Refreshment Beverages in the quarter.

U.S. Refreshment Beverages
Sales volume increased 2.0% for the first six months of 2025, driven by growth in our energy portfolio, including the acquisition of GHOST, and in carbonated soft drinks. These benefits were partially offset by softness in our still beverages portfolio.
Net sales increased 10.7% to $4,983 million for the first six months of 2025, led by volume / mix growth, including a benefit from the acquisition of GHOST, as well as higher net price realization.
Income from operations increased 5.1% to $1,400 million for the first six months of 2025. This performance was led by the gross profit impact of net sales growth (17 percentage points), partially offset by increased transportation and warehousing expenses (6 percentage points), higher labor costs driven by acquisitions (3 percentage points), and the impact of a smaller earned equity achievement in 2025 compared to 2024 (3 percentage points).
U.S. Coffee
Appliance volume decreased 16.6%, reflecting impacts of retailer inventory management, and K-Cup pod volume decreased 5.1%, reflecting category elasticity in response to price increases.
Net sales decreased 1.9% to $1,825 million for the first six months of 2025, as higher net price realization was more than offset by unfavorable volume / mix.
Income from operations decreased 8.6% to $435 million for the first six months of 2025, driven by a net unfavorable impact from changes in ingredients, materials, and productivity (13 percentage points), partially offset by lower marketing expense (5 percentage points).
International
LRB sales volume increased 0.5%, primarily driven by growth in carbonated soft drinks. Appliance volumes decreased 0.4% and K-Cup pod volumes increased 1.5%.
Net sales decreased 3.8% to $990 million in the first six months of 2025, reflecting unfavorable FX translation, partially offset by higher net price realization and volume / mix growth.
Income from operations decreased 11.1% to $233 million for the first six months of 2025, as the benefit from the gross profit impact of the higher net price realization and volume/mix growth (20 percentage points) was more than offset by increased transportation and warehousing expenses (10 percentage points), unfavorable FX impacts (8 percentage points), a net unfavorable impact from changes in ingredients, materials, and productivity (4 percentage points), and increases in other manufacturing costs.
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
Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity available under our 2025 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements. From time to time, we may seek additional deleveraging, refinancing, or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities, and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $102 million for the first six months of 2025, as compared to the first six months of 2024, driven by the unfavorable comparison in working capital versus the prior year period and lower net income adjusted for non-cash items.

Sources of Liquidity - Financing
Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for management's discussion of our financing arrangements.
As of June 30, 2025, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
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
Regular Quarterly Dividends
We have declared total dividends of $0.46 per share and $0.43 per share for the first six months of 2025 and 2024, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We did not repurchase any common stock during the first six months of 2025. As of June 30, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
Purchases of property, plant, and equipment were $226 million and $273 million for the first six months of 2025 and 2024, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first six months of 2025 and 2024. Capital expenditures included in accounts payable and accrued expenses were $155 million and $173 million for the first six months of 2025 and 2024, respectively, which primarily related to these investments.
Investments in Unconsolidated Affiliates
From time to time, we expect to invest in beverage startup companies or in brand ownership companies to grow our presence in certain product categories, or enter into various licensing and distribution agreements to expand our product portfolio. Our investments may involve acquiring a minority interest in equity securities of a company, in certain cases with a protected path to ownership at our future option.

Acquisitions of Businesses and Purchases of Intangible Assets
We have invested in the expansion of our distribution network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. Additionally, from time to time, we acquire brand ownership companies to expand our portfolio. These transactions could be accounted for either as an acquisition of a business or as an asset acquisition, if the majority of the transaction price represents the acquisition of a single intangible asset. In the second quarter of 2025, we completed the Dyla acquisition. Refer to Note 3 of the Notes to our Unaudited Consolidated Financial Statements for additional information. Purchases of intangible assets were $16 million and $49 million for the first six months of 2025 and 2024, respectively.
Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by inflation, global economic uncertainty or economic downturns, fluctuations in interest rates, or the imposition of new tariffs or changes to existing tariffs, trade wars, barriers or restrictions, or threats of such actions, and related uncertainty, may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors, and may also impact our ability to access liquidity through financial markets in a timely and cost-effective manner. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
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
Summarized financial information for the Parent and Guarantors follows:

(in millions)	First Six Months of 2025
Net sales	$5,041
Gross profit	2,666
Income from operations	1,765
Net income	1,084

(in millions)	June 30, 2025	December 31, 2024
Current assets	$2,843	$2,373
Non-current assets	50,520	49,827
Total assets(1)	$53,363	$52,200

Current liabilities	$5,117	$6,101
Non-current liabilities	22,368	20,984
Total liabilities(2)	$27,485	$27,085
(1)Includes $196 million and $115 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $2,330 million and $1,997 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2025 and December 31, 2024, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the second quarter of 2025. As of June 30, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.
Item 5. Other Information
During the second quarter of 2025, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to KDP's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025 (filed as Exhibit 3.5 to KDP's Annual Report on Form 10-K (filed February 25, 2025) and incorporated herein by reference).
4.1	Second Supplemental Indenture, dated as of May 5, 2025, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to KDP’s Current Report on Form 8-K (filed May 5, 2025) and incorporated herein by reference).
4.2	Form of Floating Rate Senior Note due 2026 (filed as Exhibit 4.2 to KDP’s Current Report on Form 8-K (filed May 5, 2025) and incorporated herein by reference).
4.3	Form of 4.350% Senior Note due 2028 (filed as Exhibit 4.3 to KDP’s Current Report on Form 8-K (filed May 5, 2025) and incorporated herein by reference).
4.4	Form of 4.600% Senior Note due 2030 (filed as Exhibit 4.4 to KDP’s Current Report on Form 8-K (filed May 5, 2025) and incorporated herein by reference).
4.5	Form of 5.150% Senior Note due 2035 (filed as Exhibit 4.5 to KDP’s Current Report on Form 8-K (filed May 5, 2025) and incorporated herein by reference).
22.1*	List of Guarantor Subsidiaries
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keurig Dr Pepper Inc.
	By:	/s/ Sudhanshu Priyadarshi
	Name:	Sudhanshu Priyadarshi
	Title:	Chief Financial Officer and President, International
(Principal Financial Officer)
Date: July 24, 2025