Form 10-Q
period 2025-09-30
Keurig Dr Pepper Inc.
filed 2025-10-28
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of October 23, 2025, there were 1,358,583,125 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP’s revolving credit agreement, which was executed in March 2025 and amended in September 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	Accumulated other comprehensive income or loss
Apollo Investor	One or more affiliated investment funds of Apollo Management Holdings, L.P. who are party to the Preferred Investment Agreement
ASU	Accounting Standards Update
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Bridge Credit Agreement	Bridge credit agreement entered into on August 24, 2025, among KDP, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent
CEO	Chief Executive Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CODM	Chief Operating Decision Maker
Coffee Production Assets	Certain assets located in the United States that are used for the production, roasting, and grinding of single-serve un-brewed beverage products (including K-Cup pods and K-Rounds)
Convertible Preferred Stock	KDP's Series A Convertible Perpetual Preferred Stock
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
Dyla	Dyla LLC, a wholly-owned subsidiary of KDP
EPS	Earnings per share
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC, a Delaware limited liability company, and a portfolio of energy beverages
GHOST Transactions	The series of transactions by which KDP acquired 60% of the interests in GHOST effective December 31, 2024, agreed to purchase the remaining 40% of the interests in GHOST in 2028, and obtained the rights to distribute GHOST products effective March 3, 2025
JAB	JAB Holding Company S.a.r.l. and affiliates
JDE Peet's	JDE Peet's N.V.
JDE Peet's Acquisition	The planned acquisition of JDE Peet's, which was announced on August 25, 2025
JDE Peet's Acquisition Agreement	The merger protocol between KDP and JDE Peet's, whereby KDP agreed to commence a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares held in treasury, of JDE Peet's
JV Commitment Letter	The commitment letter between KDP and each of the JV Investors, dated as of October 26, 2025
JV Investment	The minority investment to be made by the JV Investor Partner into the Pod Manufacturing JV
JV Investor Partner	Holding company through which the JV Investors will contribute assets to the Pod Manufacturing JV
JV Investors	Apollo Capital Management L.P., certain funds or accounts managed, advised, or sub-advised by Kohlberg Kravis Roberts & Co., L.P., and Goldman Sachs Asset Management, L.P. and its affiliates
Kalil	Kalil Bottling Company
Kalil Acquisition	The acquisition of all production, sales, and distribution assets of Kalil by KDP on August 9, 2024
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
KKR Investor	One or more funds or accounts managed, advised, or sub-advised by Kohlberg Kravis Roberts & Co., L.P. who are party to the Preferred Investment Agreement
i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
LRB	Liquid refreshment beverages
Notes	Collectively, KDP's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
OBBB	U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill
Pod Manufacturing JV	A limited partnership joint venture with the JV Investors and wholly-owned subsidiary of KDP
Preferred Investment	The issuance and sale of 3 million shares of KDP's Convertible Preferred Stock under the Preferred Investment Agreement
Preferred Investment Agreement	The investment agreement, dated as of October 27, 2025, by and among KDP, the KKR Investor, and the Apollo Investor
Preferred Investors	Holders of our Convertible Preferred Stock
PSU	Performance share unit
Qualified IPO	Initial public offering of our refreshment beverage portfolio, meeting certain criteria
RSU	Restricted share unit
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Separation	The intended separation of KDP's beverage and coffee portfolios into two independent, publicly traded companies, as announced on August 25, 2025
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Term Loan Agreement	Term loan agreement entered into on October 25, 2024 and terminated on May 7, 2025
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Vita Coco	The Vita Coco Company, Inc.
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$4,306	$3,891	$12,104	$11,281
Cost of sales	1,966	1,751	5,524	5,029
Gross profit	2,340	2,140	6,580	6,252
Selling, general, and administrative expenses	1,344	1,245	3,892	3,716
Other operating expense (income), net	1	(7)	(6)	8
Income from operations	995	902	2,694	2,528
Interest expense, net	188	106	516	488
Other income, net	(45)	(6)	(52)	(28)
Income before provision for income taxes	852	802	2,230	2,068
Provision for income taxes	190	186	504	483
Net income	$662	$616	$1,726	$1,585

Earnings per common share:
Basic	$0.49	$0.45	$1.27	$1.16
Diluted	0.49	0.45	1.27	1.16
Weighted average common shares outstanding:
Basic	1,358.5	1,356.2	1,358.0	1,364.2
Diluted	1,362.9	1,361.9	1,362.7	1,370.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions)	2025	2024	2025	2024
Net income	$662	$616	$1,726	$1,585
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30)	(69)	302	(326)
Net change in pension and post-retirement liability, net of tax of $0, $0, $0, and $0, respectively	1	—	1	—
Net change in cash flow hedges, net of tax of $(1), $2, $5, and $3, respectively	(5)	6	(51)	25
Total other comprehensive (loss) income	(34)	(63)	252	(301)
Comprehensive income	$628	$553	$1,978	$1,284
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$516	$510
Restricted cash and restricted cash equivalents	53	80
Trade accounts receivable, net	1,497	1,502
Inventories	1,840	1,299
Prepaid expenses and other current assets	795	606
Total current assets	4,701	3,997
Property, plant, and equipment, net	3,039	2,964
Investments in unconsolidated affiliates	1,617	1,543
Goodwill	20,198	20,053
Intangible assets, net	23,786	23,634
Other non-current assets	1,228	1,200
Deferred tax assets	36	39
Total assets	$54,605	$53,430
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,993	$2,985
Accrued expenses	1,396	1,584
Structured payables	30	41
Short-term borrowings and current portion of long-term obligations	2,285	2,642
Other current liabilities	823	835
Total current liabilities	7,527	8,087
Long-term obligations	13,531	12,912
Deferred tax liabilities	5,433	5,435
Other non-current liabilities	2,790	2,753
Total liabilities	29,281	29,187
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,358,556,914 and 1,356,664,609 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	19,753	19,712
Retained earnings	5,581	4,793
Accumulated other comprehensive loss	(24)	(276)
Total stockholders' equity	25,324	24,243
Total liabilities and stockholders' equity	$54,605	$53,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Nine Months
(in millions)	2025	2024
Operating activities:
Net income	$1,726	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	336	310
Amortization of intangibles	101	100
Other amortization expense	117	140
Provision for sales returns	42	50
Deferred income taxes	(39)	21
Employee stock-based compensation expense	70	76
(Gain) loss on disposal of property, plant, and equipment	(3)	19
Unrealized loss on foreign currency	7	14
Unrealized (gain) loss on derivatives	(127)	23
Equity in earnings of unconsolidated affiliates	(62)	(22)
Earned equity from distribution arrangements	(21)	(64)
Other, net	3	9
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	(16)	(148)
Inventories	(518)	(220)
Income taxes receivable and payable, net	(27)	(7)
Other current and non-current assets	(183)	(204)
Accounts payable and accrued expenses	(140)	(275)
Other current and non-current liabilities	13	(37)
Net change in operating assets and liabilities	(871)	(891)
Net cash provided by operating activities	1,279	1,370
Investing activities:
Acquisitions of businesses, net of cash acquired	(114)	(85)
Purchases of property, plant, and equipment	(338)	(398)
Proceeds from sales of property, plant, and equipment	14	1
Purchases of intangibles	(16)	(49)
Investments in unconsolidated affiliates	(1)	(7)
Other, net	65	—
Net cash used in investing activities	$(390)	$(538)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Nine Months
(in millions)	2025	2024
Financing activities:
Proceeds from issuance of Notes	$2,000	$3,000
Repayments of Notes	(529)	(1,150)
Net repayment of commercial paper	(225)	(153)
Repayment of term loan	(990)	—
Proceeds from structured payables	23	39
Repayments of structured payables	(34)	(89)
Cash dividends paid	(937)	(883)
Repurchases of common stock, inclusive of excise tax obligation	(9)	(1,105)
Tax withholdings related to net share settlements	(29)	(58)
Payments on finance leases	(96)	(83)
Deferred financing charges paid	(103)	(16)
Other, net	(5)	(6)
Net cash used in financing activities	(934)	(504)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	(45)	328
Effect of exchange rate changes	6	(35)
Beginning balance	608	267
Ending balance	$569	$560

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$151	$164
Earned equity from distribution arrangements	21	64
Equity received in exchange for modification of related party contract	—	19
Acquisitions of businesses	—	18
Dividends declared but not yet paid	313	311
Accrued excise tax on net share repurchases	—	14
Supplemental cash flow disclosures:
Cash paid for interest	377	308
Cash paid for income taxes	322	246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation and stock options exercised	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447
Net income	—	—	—	547	—	547
Other comprehensive income	—	—	—	—	285	285
Dividends declared, $0.23 per share	—	—	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)
Stock-based compensation and stock options exercised	—	—	23	—	—	23
Balance as of June 30, 2025	1,358.4	$14	$19,729	$5,232	$10	$24,985
Net income	—	—	—	662	—	662
Other comprehensive loss	—	—	—	—	(34)	(34)
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)
Stock-based compensation and stock options exercised	—	—	25	—	—	25
Balance as of September 30, 2025	1,358.6	$14	$19,753	$5,581	$(24)	$25,324

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2023	1,390.4	$14	$20,788	$4,559	$315	$25,676
Net income	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)
Shares issued under employee stock-based compensation plans and other	3.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(41)	—	—	(41)
Stock-based compensation and stock options exercised	—	—	28	—	—	28
Balance as of March 31, 2024	1,355.6	$14	$19,661	$4,721	$257	$24,653
Net income	—	—	—	515	—	515
Other comprehensive loss	—	—	—	—	(180)	(180)
Dividends declared, $0.215 per share	—	—	—	(292)	—	(292)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(2)	—	—	(2)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of June 30, 2024	1,355.8	$14	$19,683	$4,944	$77	$24,718
Net income	—	—	—	616	—	616
Other comprehensive loss	—	—	—	—	(63)	(63)
Dividends declared, $0.23 per share	—	—	—	(311)	—	(311)
Shares issued under employee stock-based compensation plans and other	0.6	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(15)	—	—	(15)
Stock-based compensation and stock options exercised	—	—	24	—	—	24
Balance as of September 30, 2024	1,356.4	$14	$19,692	$5,249	$14	$24,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General
ORGANIZATION
References in this Quarterly Report on Form 10-Q to "KDP", "we", "us", and "our", refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the unaudited condensed consolidated financial statements. Definitions of terms used in this Quarterly Report on Form 10-Q are included within the Master Glossary.
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
References to the "third quarter" indicate the quarterly periods ended September 30, 2025 and 2024.
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
RECLASSIFICATIONS
We have reclassified certain current and prior period amounts within the unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no impact on total cash, cash equivalents, restricted cash, and restricted cash equivalents.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The objective of ASU 2025-06 is to modernize the guidance to reflect changes in the software development environment over time. ASU 2025-06 is effective for public companies starting in annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating ASU 2025-06 and the impact to our consolidated financial statements.
2. Acquisitions
JDE PEET'S ACQUISITION
On August 24, 2025, we entered into the JDE Peet's Acquisition Agreement, pursuant to which KDP will commence a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares in treasury, of JDE Peet's for a cash offer price of €31.85 per share, without interest. JDE Peet's is a global coffee and tea company, serving more than 100 markets, with a portfolio of leading brands including Jacobs, L'OR, and Peet's. The JDE Peet's Acquisition is expected to occur in the first six months of 2026 and is subject to certain regulatory approvals, as well as the acceptance of the offer by the shareholders of JDE Peet's.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
In connection with the JDE Peet's Acquisition, we entered into the Bridge Credit Agreement, which provides for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €16.2 billion. Refer to Note 3 for additional information.
DYLA ACQUISITION
On June 2, 2025, we completed the acquisition of Dyla for aggregate consideration of $98 million. Dyla is a leading player in powdered drink mixes and liquid water enhancers. Prior to the acquisition, we held direct and indirect ownership interests in Dyla and accounted for the investment as an equity method investment. In order to complete the acquisition of Dyla, net of our previous ownership interest, we paid $69 million in cash, and approximately $3 million of cash was held back and placed in escrow, which was released in the third quarter of 2025.
Our allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed was based on estimated fair values as of June 2, 2025, and the consideration was primarily allocated to intangible assets and goodwill. In the third quarter of 2025, we finalized our allocation of consideration exchanged in the Dyla acquisition, with no significant measurement period adjustments recorded.
GHOST TRANSACTIONS
In the first quarter of 2025, we finalized our allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the GHOST Transactions based on estimated fair values as of December 31, 2024, with no significant measurement period adjustments recorded.
KALIL ACQUISITION
In the third quarter of 2025, we finalized our allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Kalil Acquisition based on estimated fair values as of August 9, 2024, with no significant measurement period adjustments recorded.
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	September 30, 2025	December 31, 2024
Notes	$14,425	$12,948
Term loan	—	990
Less: current portion of long-term obligations	(894)	(1,026)
Long-term obligations	$13,531	$12,912
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2025	December 31, 2024
Commercial paper notes	$1,391	$1,616
Current portion of long-term obligations:
Notes	894	1,026
Short-term borrowings and current portion of long-term obligations	$2,285	$2,642

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	September 30, 2025	December 31, 2024
2025 Merger Notes	May 25, 2025	4.417%	$—	$529
2025 Notes	November 15, 2025	3.400%	500	500
2026 Notes	September 15, 2026	2.550%	400	400
2026-B Notes	November 15, 2026	Floating(2)	500	—
2027-B Notes	March 15, 2027	Floating(2)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Notes	May 15, 2028	4.350%	500	—
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	—
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Notes	May 15, 2035	5.150%	500	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			14,564	13,093
Adjustment from principal amount to carrying amount(1)			(139)	(145)
Carrying amount			$14,425	$12,948
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
VARIABLE-RATE BORROWING ARRANGEMENTS
Bridge Credit Agreement
In connection and concurrently with the entry into the JDE Peet's Acquisition Agreement, we entered into the Bridge Credit Agreement on August 24, 2025, among KDP, as borrower, with the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent. We incurred approximately $93 million in deferred financing fees related to the issuance, which were capitalized and are being amortized to Interest expense, net over the term of the Bridge Credit Agreement. We will owe additional fees of approximately €36 million on December 22, 2025, to the extent that the Bridge Credit Agreement has not been terminated or the amounts available under the facility remain undrawn.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The Bridge Credit Agreement provides for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €16.2 billion. The proceeds of the Bridge Credit Agreement may be used to fund the JDE Peet's Acquisition. Obligations under the Bridge Credit Agreement are guaranteed by our subsidiaries that guarantee our revolving credit facility and outstanding senior notes.
Borrowings under the Bridge Credit Agreement will bear interest at a rate per annum equal to EURIBOR plus a margin of 0.750% to 2.500% depending on the rating of certain of our index debt and the period for which the bridge loans remain outstanding after the initial funding date. The undrawn commitments under the bridge loan facility will be subject to a commitment fee commencing on the 121st day after the date the Bridge Credit Agreement became effective at a per annum rate of 0.060% to 0.200% depending on the rating of certain of our index debt. The Bridge Credit Agreement contains customary representations and warranties for investment grade financings. The Bridge Credit Agreement also contains (i) certain affirmative covenants, including those that impose reporting and/or operating obligations on us and our subsidiaries, (ii) certain negative covenants that generally limit, subject to exceptions, us and our subsidiaries from taking certain actions, including incurring liens and consummating certain fundamental changes, (iii) financial covenants in the form of a minimum interest coverage ratio of 3.25 to 1.00 that will apply after the initial funding date and a maximum total net leverage ratio of 6.25 to 1.00 that will apply after the initial funding date only upon a downgrade in the ratings of certain of our index debt, and (iv) events of default customary for financings of this type.
As of September 30, 2025, the full amount of this facility remains available and undrawn.
Term Loan Agreement
On January 31, 2025, we repaid the amount outstanding under the Term Loan Agreement using proceeds from commercial paper. On May 7, 2025, we terminated our Term Loan Agreement. We had no outstanding loan balances as of the termination date.
Revolving Credit Agreement
On March 31, 2025, we entered into the 2025 Revolving Credit Agreement among KDP, as borrower, the lenders and issuing banks party thereto, and JPMorgan Chase, Bank, N.A., as administrative agent. We incurred approximately $4 million in deferred financing fees related to the issuance. On September 30, 2025, the 2025 Revolving Credit Agreement was amended to increase the capacity to $4.3 billion.
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	September 30, 2025	December 31, 2024
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,300	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of September 30, 2025.
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
As of September 30, 2025, we were in compliance with our minimum interest coverage ratio with respect to the 2025 Revolving Credit Agreement.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Commercial Paper Program

	Third Quarter		First Nine Months
(in millions, except %)	2025	2024	2025	2024
Weighted average commercial paper borrowings	$1,898	$2,163	$2,296	$2,299
Weighted average borrowing rates	4.57%	5.50%	4.63%	5.57%
Letter of Credit Facility
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $72 million of which was utilized as of September 30, 2025 and $78 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $13,597 million and $12,036 million as of September 30, 2025 and December 31, 2024, respectively.
4. Goodwill and Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2024	$8,855	$8,622	$2,576	$20,053
Acquisitions(1)	15	—	—	15
Foreign currency translation	—	—	130	130
Balance as of September 30, 2025	$8,870	$8,622	$2,706	$20,198
(1)Acquisition activity during the first nine months of 2025 represents the goodwill recorded as a result of the Dyla Acquisition. Refer to Note 2 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	September 30, 2025			December 31, 2024
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(676)	$470	$1,146	$(621)	$525
Customer relationships	683	(293)	390	666	(270)	396
Contractual arrangements	145	(28)	117	144	(21)	123
Trade names	126	(126)	—	126	(124)	2
Brands	77	(38)	39	51	(32)	19
Distribution rights	68	(31)	37	66	(23)	43
Other	25	(1)	24	—	—	—
Total intangible assets with definite lives	$2,270	$(1,193)	$1,077	$2,199	$(1,091)	$1,108
Intangible assets with indefinite lives:
Brands			$20,019			$19,848
Trade names			2,478			2,478
Distribution rights			212			200
Total intangible assets with indefinite lives			22,709			22,526
Total intangible assets, net			$23,786			$23,634
Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2025	2024	2025	2024
Amortization expense	$33	$33	$101	$100
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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2025, economic interest rate derivative instruments have maturities ranging from March 2027 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. We had no such contracts outstanding as of September 30, 2025.
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
Additionally, we have significant anticipated Euro-denominated cash outflows resulting from the intended JDE Peet's Acquisition, as described in Note 2. To reduce our exposure to exchange rate fluctuations associated with the planned acquisition consideration and related financing, we entered into FX forward contracts during the third quarter of 2025.
Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of September 30, 2025, these FX contracts have maturities ranging from October 2025 to September 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases of our foreign subsidiaries in U.S. dollars. The intent of these FX contracts is to provide predictability in our overall cost structure. As of September 30, 2025, these FX contracts have maturities ranging from October 2025 to June 2027.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain of our risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of September 30, 2025, these commodity contracts have maturities ranging from October 2025 to July 2027.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	September 30, 2025	December 31, 2024
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$2,300	$1,700
FX contracts
Forward contracts, not designated as hedging instruments(1)	12,418	490
Forward contracts, designated as cash flow hedges	677	486
Commodity contracts, not designated as hedging instruments(2)	607	515
(1)Includes €10 billion of FX forward contracts entered into during the third quarter of 2025 in connection with the planned JDE Peet's Acquisition.
(2)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
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

(in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets:
FX contracts	Prepaid expenses and other current assets	$38	$7
Commodity contracts	Prepaid expenses and other current assets	55	32
FX contracts	Other non-current assets	—	4
Commodity contracts	Other non-current assets	10	2

Liabilities:
Interest rate contracts	Other current liabilities	20	22
FX contracts	Other current liabilities	8	4
Commodity contracts	Other current liabilities	27	82
Interest rate contracts	Other non-current liabilities	332	345
Commodity contracts	Other non-current liabilities	1	3
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets:
FX contracts	Prepaid expenses and other current assets	$7	$41
FX contracts	Other non-current assets	3	—

Liabilities:
FX contracts	Other current liabilities	10	—
FX contracts	Other non-current liabilities	1	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of (gains) losses, net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2025	2024	2025	2024
Interest rate contracts	Interest expense, net	$(1)	$(66)	$(35)	$(14)
FX contracts	Cost of sales	(3)	(2)	(6)	(4)
FX contracts	Other income, net	(35)	6	(21)	(2)
Commodity contracts	Cost of sales	(50)	7	(77)	29
Commodity contracts	SG&A expenses	(11)	20	(11)	11

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of (gains) losses, net, reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2025	2024	2025	2024
Interest rate contracts	Interest expense, net	$(3)	$(3)	$(10)	$(9)
FX contracts	Cost of sales	(4)	(1)	(17)	1
We expect to reclassify approximately $13 million of pre-tax net gains and $3 million of pre-tax net losses from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
6. Leases
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2025	2024	2025	2024
Operating lease cost	$46	$42	$136	$127
Finance lease cost
Amortization of right-of-use assets	28	33	84	93
Interest on lease liabilities	10	8	28	22
Variable lease cost(1)	9	9	27	29
Short-term lease cost	—	1	—	2
Sublease income	—	(1)	—	(1)
Total lease cost	$93	$92	$275	$272
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following table presents supplemental cash flow and other information about our leases:

	First Nine Months
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130	$121
Operating cash flows from finance leases	27	22
Financing cash flows from finance leases	96	83
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	52	60
Finance leases	157	128

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents information about our weighted average discount rate and remaining lease term:

	September 30, 2025	December 31, 2024
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.7%	4.5%
Weighted average remaining lease term
Operating leases	8 years	9 years
Finance leases	9 years	9 years
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2025	$31	$43
2026	172	213
2027	150	123
2028	119	112
2029	111	106
2030	90	95
Thereafter	418	345
Total future minimum lease payments	1,091	1,037
Less: imputed interest	(211)	(183)
Present value of minimum lease payments	$880	$854
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of September 30, 2025, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $205 million. These leases are expected to commence between the fourth quarter of 2025 through 2027, with initial lease terms ranging from 5 years to 10 years.

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
Segment results are based on management reports provided to the CODM, which is Tim Cofer, our CEO. Net sales and income from operations are the significant financial measures used to assess the operating performance of our operating segments. The CODM periodically monitors our actual results and remaining forecast versus our annual budget for these financial measures, and this information is used to assess performance of the reportable segments, determine the payout of short-term incentive plan compensation, and to establish management's base salaries.
Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. "Other segment (income) expense" includes Other operating expense (income), net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at "Income from operations - reportable segments". "Unallocated corporate costs" are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Third Quarter of 2025
Net sales	$2,735	$991	$580	$4,306
Cost of sales	1,120	586	287
SG&A expenses	813	166	140
Other segment (income) expense	—	2	—
Income from operations - reportable segments	$802	$237	$153	$1,192
Unallocated corporate costs				(197)
Income from operations				995
Interest expense, net				188
Other income, net				(45)
Income before provision for income taxes				$852

Third Quarter of 2024
Net sales	$2,390	$976	$525	$3,891
Cost of sales	946	554	248
SG&A expenses	722	167	128
Other segment (income) expense	—	1	(8)
Income from operations - reportable segments	$722	$254	$157	$1,133
Unallocated corporate costs				(231)
Income from operations				902
Interest expense, net				106
Other income, net				(6)
Income before provision for income taxes				$802

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
First Nine Months of 2025
Net sales	$7,718	$2,816	$1,570	$12,104
Cost of sales	3,156	1,660	775
SG&A expenses	2,361	480	411
Other segment (income) expense	(1)	4	(2)
Income from operations - reportable segments	$2,202	$672	$386	$3,260
Unallocated corporate costs				(566)
Income from operations				2,694
Interest expense, net				516
Other income, net				(52)
Income before provision for income taxes				$2,230

First Nine Months of 2024
Net sales	$6,890	$2,837	$1,554	$11,281
Cost of sales	2,696	1,577	743
SG&A expenses	2,141	512	400
Other segment (income) expense	(1)	18	(8)
Income from operations - reportable segments	$2,054	$730	$419	$3,203
Unallocated corporate costs				(675)
Income from operations				2,528
Interest expense, net				488
Other income, net				(28)
Income before provision for income taxes				$2,068

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Revenue
The following table disaggregates our revenue by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Third Quarter of 2025
LRB	$2,652	$21	$371	$3,044
K-Cup pods	—	782	153	935
Appliances	—	167	16	183
Other	83	21	40	144
Net sales	$2,735	$991	$580	$4,306

Third Quarter of 2024
LRB	$2,351	$12	$348	$2,711
K-Cup pods	—	733	126	859
Appliances	—	203	19	222
Other	39	28	32	99
Net sales	$2,390	$976	$525	$3,891

First Nine Months of 2025
LRB	$7,504	$49	$1,022	$8,575
K-Cup pods	—	2,272	401	2,673
Appliances	—	405	36	441
Other	214	90	111	415
Net sales	$7,718	$2,816	$1,570	$12,104

First Nine Months of 2024
LRB	$6,785	$26	$1,041	$7,852
K-Cup pods	—	2,225	359	2,584
Appliances	—	496	49	545
Other	105	90	105	300
Net sales	$6,890	$2,837	$1,554	$11,281
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9. Earnings Per Share

	Third Quarter		First Nine Months
(in millions, except per share data)	2025	2024	2025	2024
Net income	$662	$616	$1,726	$1,585

Weighted average common shares outstanding	1,358.5	1,356.2	1,358.0	1,364.2
Dilutive effect of stock-based awards	4.4	5.7	4.7	6.2
Weighted average common shares outstanding and common stock equivalents	1,362.9	1,361.9	1,362.7	1,370.4

Basic EPS	$0.49	$0.45	$1.27	$1.16
Diluted EPS	0.49	0.45	1.27	1.16

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.3	0.8	0.4	0.8
10. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2025	2024	2025	2024
Total stock-based compensation expense	$25	$24	$70	$76
Income tax benefit	(5)	(4)	(13)	(12)
Stock-based compensation expense, net of tax	$20	$20	$57	$64
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	12,488,799	$29.70	2.0	$401
Granted(1)	3,569,889	30.65
Vested and released	(2,762,065)	30.53		92
Forfeited	(1,176,777)	29.89
Outstanding as of September 30, 2025	12,119,846	$29.77	1.9	$309
(1)Beginning in 2025, new RSUs granted vest ratably over 4 years.
As of September 30, 2025, there was $178 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3.0 years.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024	—	$—	0.0	$—
Granted	464,354	30.61
Forfeited or expired	(2,628)	30.71
Balance as of September 30, 2025	461,726	$30.61	2.4	$12
As of September 30, 2025, there was $9 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.4 years.
11. Investments
The following table summarizes our investments in unconsolidated affiliates:

(in millions)	September 30, 2025	December 31, 2024
Nutrabolt(1)	$1,155	$1,097
Chobani	329	313
Tractor	53	56
Athletic Brewing(2)	53	47
Other	27	30
Investments in unconsolidated affiliates	$1,617	$1,543
(1)We hold a 35.8% interest on an as-converted basis in Nutrabolt, consisting of 30.4% in Class A preferred shares acquired through our December 2022 investment, which are treated as in-substance common stock, and 5.4% in Class B common shares earned through the achievement of certain milestones included in our distribution agreement with Nutrabolt.
(2)During the first quarter of 2025, we received additional equity interests in Athletic Brewing in accordance with our investment agreement, raising our total interest to 12.2%. This earned equity is recorded in Other income, net in the unaudited Condensed Consolidated Statements of Income.
12. Income Taxes
Our effective tax rates were as follows:

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Effective tax rate	22.3%	23.2%	22.6%	23.4%
For the third quarter of 2025, the change in our effective tax rate was driven by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions and a favorable comparison to a true-up of prior year tax provisions in the third quarter of 2024, partially offset by an increase in uncertain tax positions.

For the first nine months of 2025, the change in our effective tax rate was driven by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions, which was partially offset by an increase in uncertain tax positions.
On July 4, 2025, the OBBB was signed into law in the U.S., which includes a broad range of tax reform provisions. We currently expect the impact of the OBBB to be immaterial to our consolidated financial statements, including our estimated annual effective tax rate.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Third Quarter of 2025
Beginning balance	$(78)	$(14)	$102	$10
Other comprehensive loss	(30)	—	1	(29)
Amounts reclassified from AOCI	—	1	(6)	(5)
Total other comprehensive (loss) income	(30)	1	(5)	(34)
Balance as of September 30, 2025	$(108)	$(13)	$97	$(24)

Third Quarter of 2024
Beginning balance	$(55)	$(14)	$146	$77
Other comprehensive (loss) income	(69)	(1)	10	(60)
Amounts reclassified from AOCI	—	1	(4)	(3)
Total other comprehensive (loss) income	(69)	—	6	(63)
Balance as of September 30, 2024	$(124)	$(14)	$152	$14

First Nine Months of 2025
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	302	—	(31)	271
Amounts reclassified from AOCI	—	1	(20)	(19)
Total other comprehensive income (loss)	302	1	(51)	252
Balance as of September 30, 2025	$(108)	$(13)	$97	$(24)

First Nine Months of 2024
Beginning balance	$202	$(14)	$127	$315
Other comprehensive (loss) income	(326)	(1)	32	(295)
Amounts reclassified from AOCI	—	1	(7)	(6)
Total other comprehensive (loss) income	(326)	—	25	(301)
Balance as of September 30, 2024	$(124)	$(14)	$152	$14

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the amount of losses (gains) reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	Third Quarter		First Nine Months
(in millions)		2025	2024	2025	2024
Pension and PRMB liabilities	SG&A expenses	$1	$1	$1	$1
Income tax benefit		—	—	—	—
Total, net of tax		$1	$1	$1	$1

Cash Flow Hedges
Interest rate contracts	Interest expense, net	$(3)	$(3)	$(10)	$(9)
FX contracts	Cost of sales	(4)	(1)	(17)	1
Total		(7)	(4)	(27)	(8)
Income tax expense		1	—	7	1
Total, net of tax		$(6)	$(4)	$(20)	$(7)
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

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$516	$510
Restricted cash and restricted cash equivalents	53	80
Non-current restricted cash and restricted cash equivalents	—	18
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$569	$608

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SELECTED BALANCE SHEET INFORMATION

(in millions)	September 30, 2025	December 31, 2024
Inventories:
Raw materials	$700	$524
Work-in-progress	11	9
Finished goods	1,155	798
Total	1,866	1,331
Allowance for excess and obsolete inventories	(26)	(32)
Total inventories	$1,840	$1,299
Prepaid expenses and other current assets:
Other receivables	$158	$146
Prepaid income taxes	112	33
Customer incentive programs	50	18
Derivative instruments	100	80
Prepaid marketing	27	29
Spare parts	132	126
Income tax receivable	69	75
Other	147	99
Total prepaid expenses and other current assets	$795	$606
Other non-current assets:
Operating lease right-of-use assets	$835	$880
Customer incentive programs	55	45
Derivative instruments	13	6
Equity securities(1)	32	89
Non-current restricted cash and restricted cash equivalents	—	18
Other	293	162
Total other non-current assets	$1,228	$1,200
(1)We sold our investment in Vita Coco and recorded a realized gain of $34 million in the first quarter of 2025.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	September 30, 2025	December 31, 2024
Accrued expenses:
Accrued customer trade	$427	$439
Accrued compensation	202	235
Insurance reserve	75	57
Accrued interest	177	107
Accrued termination fees(1)	—	225
Accrued transferable tax credits	78	130
Other accrued expenses	437	391
Total accrued expenses	$1,396	$1,584
Other current liabilities:
Dividends payable	$313	$312
Income taxes payable	90	67
Operating lease liability	133	128
Finance lease liability	150	125
Derivative instruments	65	108
Holdback liability	53	80
Other	19	15
Total other current liabilities	$823	$835
Other non-current liabilities:
Operating lease liability	$747	$790
Finance lease liability	704	677
Mandatory redemption liability	728	689
Pension and post-retirement liability	31	31
Insurance reserves	106	95
Derivative instruments	334	348
Deferred compensation liability	33	33
Holdback liability	—	18
Other	107	72
Total other non-current liabilities	$2,790	$2,753
(1)We paid the termination fee related to the GHOST Transactions in full in the first quarter of 2025.
Supplier Financing Arrangements
Outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable as of September 30, 2025 and December 31, 2024, were $1,502 million and $1,740 million, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. Reserves are recorded for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We had litigation reserves of $3 million and $2 million as of September 30, 2025 and December 31, 2024, respectively. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against KDP's wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York ("SDNY") (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys' fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig's products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ's Wholesale Club, Inc., Winn-Dixie Stores Inc., and Bi-Lo Holding LLC) in 2019 and in 2021. All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the "Multidistrict Antitrust Litigation").
In July 2020, Keurig reached an agreement with one of the plaintiff groups in the Multidistrict Antitrust Litigation, the putative indirect purchaser class, to settle the claims asserted for $31 million. The settlement class consisted of individuals and entities in the United States that purchased, from persons other than Keurig and not for purposes of resale, Keurig manufactured or licensed single serve beverage portion packs during the applicable class period (beginning in September 2010 for most states). The settlement was approved and paid, and the indirect purchasers' claims have been dismissed.
Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs collectively claiming more than $5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. Keurig has fully briefed summary judgment motions that, if successful, would end the cases entirely. Keurig is also pursuing its opposition to direct purchaser plaintiffs' motion for class certification.
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
The restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $160 million to $180 million through 2026, primarily comprised of asset related costs.

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
RESTRUCTURING EXPENSES
Restructuring expenses for the defined programs were as follows:

	Third Quarter		First Nine Months
(in millions)	2025	2024	2025	2024
Network Optimization	$26	$24	$38	$45
2023 CEO Succession and Associated Realignment	—	3	—	16
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses on the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2024	$44
Charges to expense and other adjustments	(6)
Cash payments	(24)
Balance as of September 30, 2025	$14
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
18. Subsequent Events
JV INVESTMENT
On October 26, 2025, we entered into the JV Commitment Letter, under which the JV Investors have committed to making a strategic minority investment into the Pod Manufacturing JV.
Pursuant to the JV Commitment Letter, (i) at or prior to the closing of the JV Investment, we will contribute to the Pod Manufacturing JV, either by contribution or merger of one or more of our subsidiaries, the Coffee Production Assets as well as all of our related coffee assets (including sales and distribution) in Canada and (ii) at the closing of the JV Investment, the JV Investors will contribute, through the JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV. The remaining 51% ownership interest will remain under our ownership. Further, the JV Commitment Letter names each of Apollo Global Securities, LLC and KKR Capital Markets, LLC as a joint lead arranger with respect to certain of the transactions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The JV Commitment Letter sets forth each partner's rights and responsibilities with respect to the Pod Manufacturing JV, including with respect to the board of managers (a majority of which will be appointed by us), certain unanimous approval rights in favor of the JV Investor Partner, mechanisms for capital contributions to be made to the Pod Manufacturing JV, limitations on transfers by the partners, a call right exercisable by us beginning approximately 8 years following the closing, a conversion right exercisable by the JV Investor Partner approximately 15 years following the closing whereby the JV Investor Partner may elect to convert its interest in the Pod Manufacturing JV into shares of KDP, or following the Separation, the separated coffee business, and certain redemption obligations of Pod Manufacturing JV in the event of change of control transaction. It also sets forth distribution mechanics pursuant to which the Pod Manufacturing JV will make quarterly distributions of available cash (subject to certain limitations, including for operating costs and reserves) to its partners generally in proportion to their ownership interests.
The funding of the JV Investors' commitment is subject to customary conditions, including: (i) no material adverse effect having occurred on our business or the business comprising the Coffee Production Assets and all of our related coffee assets (including sales and distribution) in Canada; (ii) our payment of the applicable commitment fees and expenses; (iii) entry into definitive agreements with respect to the JV Investment and the Pod Manufacturing JV; (iv) our long-term debt maintaining a credit rating that is not lower than investment grade by at least two of S&P, Moody's, and Fitch; (v) the receipt of required regulatory approvals; (vi) the contribution of all or substantially all of the Coffee Production Assets and all of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV; (vii) the closing of the JDE Peet's Acquisition; (viii) the continued operation of the Coffee Production Assets and all of our related coffee assets (including sales and distribution) in Canada in all material respects; and (ix) the continued accuracy of certain representations and warranties made by us with respect to the Coffee Production Assets and related sales and distribution assets in Canada and the Pod Manufacturing JV and our compliance of certain covenants to be set forth in the definitive agreements with respect to the JV Investment.
We intend to use the net proceeds from the JV Investment to fund a portion of the JDE Peet's Acquisition consideration and the related fees and expenses. The JV Investors will receive a 1% transaction fee upon closing (30% of which was earned at signing and payable if the JV Commitment Letter is terminated, subject to certain limited exceptions) and a 0.10% "ticking fee" for the period beginning 120 days after signing until the closing of the JV Investment. The definitive documentation for the JV Investment has not yet been finalized and may differ from the foregoing description once finalized.
PREFERRED INVESTMENT
On October 27, 2025, we entered into the Preferred Investment Agreement with the KKR Investor and the Apollo Investor. Under the Preferred Investment Agreement, we agreed to issue and sell to the Preferred Investors, and the Preferred Investors agreed to purchase from us, 3 million shares of our Convertible Preferred Stock, with a par value of $0.01 per share, for a purchase price of $1,000 per share, for an aggregate purchase price of $3 billion. The transaction is exempt from the registration requirements of the Securities Act of 1933, as amended.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The Convertible Preferred Stock will rank senior to our common stock with respect to dividend and distribution on liquidation rights. The Convertible Preferred Stock will have a liquidation preference of $1,000 per share. The holders of the Convertible Preferred Stock will be entitled to dividends at a rate of 4.75% per annum, subject to increase in certain cases, and to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the dividends holders are entitled to receive on the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock will be paid in cash. We may choose to defer payment of all or part of any dividends due on the Convertible Preferred Stock; however, we will accrue additional dividends until paid in cash and we will not be able to declare or pay any dividends on or make repurchases of our common stock, subject to certain conditions. The Convertible Preferred Stock will be convertible into shares of our common stock, at our election or the holders thereof, in certain specified circumstances, at an initial conversion price of $37.25 (which price will be subject to anti-dilution adjustments, as well as an adjustment in the event that we complete the Separation). Holders may convert up to, in the aggregate, 50% of the Convertible Preferred Stock allocated among such holders and their permitted transferees pro rata at any time, and may convert the remainder following the earliest of the closing of the Separation, the 18-month anniversary of the issuance of the Convertible Preferred Stock, upon foreclosure by a lender under a bona fide loan or other financing arrangement or the 12-month anniversary of any initial public offering of the remaining beverage business if the Separation has not yet occurred. We may require, at any time after the 3-year anniversary of the issuance of the Convertible Preferred Stock to be converted if the closing price per share of our common stock exceeds 150% of the conversion price then in effect for at least twenty trading days in any period of thirty consecutive trading days. After the seventh anniversary of the issue date, we will have the option to redeem the Convertible Preferred Stock at the then-applicable redemption price. In the case of a fundamental change, we will be required to offer to repurchase the Convertible Preferred Stock at a specified price. Preferred Investors will vote with holders of our common stock on an as-converted basis, following the satisfaction of certain conditions.
The Preferred Investment is subject to customary closing conditions, including, among others: (i) the continued accuracy of the representations and warranties contained in the Preferred Investment Agreement; (ii) the performance in all material respects by each party of its respective covenants and agreements under the Preferred Investment Agreement; (iii) the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) the substantially concurrent closing of the JDE Peet's Acquisition. We intend to use the net proceeds from the Preferred Investment to fund a portion of the consideration for the JDE Peet's Acquisition and related fees and expenses.
BRIDGE CREDIT AGREEMENT
Upon the closing of the JV Investment and the Preferred Investment, the Bridge Credit Agreement will be reduced by an amount equal to the net proceeds from the JV Investment and the Preferred Investment, subject to applicable de minimis exceptions.
INTEREST RATE CONTRACTS DESIGNATED AS CASH FLOW HEDGES
In October 2025, in order to hedge the variability in cash flows from interest rate changes associated with our planned future issuances of long-term debt, we entered into forward starting swaps with an aggregate notional amount of $1.5 billion and designated them as cash flow hedges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, tariffs or trade wars and related uncertainty, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as "outlook," "guidance," "anticipate," "enable," "expect," "believe," "could," "confident," "estimate," "feel," "continue," "ongoing," "forecast," "intend," "may," "on track," "plan," "positioned," "potential," "project," "should," "target," "will," "would," and similar words, phrases, or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance.
Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections; global economic uncertainty or economic downturns; tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, or threats of such actions and related uncertainty; the risk that our financial performance may be better or worse than anticipated; the possibility that we are unable to successfully integrate GHOST into our business; risks related to the completion of the JDE Peet's Acquisition, the Preferred Investment, the JV Investment, or the Separation in the anticipated timeframe, or at all; additional risks associated with the JDE Peet's Acquisition and those geographies where JDE Peet's currently operates; our ability to successfully integrate JDE Peet's into our business, or that such integration may be more difficult, time-consuming, or costly than expected; constraints on management's attention to operating and growing our business during the execution of the JDE Peet's Acquisition and the Separation; the potential downgrade of our credit ratings as a result of debt incurred and/or assumed in connection with the JDE Peet's Acquisition; the possibility of negative impacts on business relationships in connection with the JDE Peet's Acquisition and the Separation; the risk that the JDE Peet's Acquisition and the Separation incur significant additional costs; the risk of potential litigation; negative effects of the announcement and pendency of the JDE Peet's Acquisition and the Separation on our share price; and the ability to achieve the anticipated strategic and financial benefits from the Separation. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report does not constitute an offer, or any solicitation of any offer, to buy or subscribe for any securities in JDE Peet's. Any offer will be made only by means of an offer memorandum approved by the Dutch Authority for the Financial Markets. This Quarterly Report is not for release, publication, or distribution, in whole or in part, in or into, directly or indirectly, in any jurisdiction in which such release, publication, or distribution would be unlawful.
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
EXECUTIVE SUMMARY
Results of Operations

Third Quarter of 2025 as compared to Third Quarter of 2024
(in millions, except Diluted EPS)

Key Events During the Third Quarter of 2025
Announcement of JDE Peet's Acquisition and Intended Separation of Beverage and Coffee Portfolios
On August 24, 2025, we entered into the JDE Peet's Acquisition Agreement. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for additional information.
On August 25, 2025, we announced our intention to separate our beverage and coffee portfolios into two independent, publicly traded companies, subsequent to the closure of the JDE Peet's Acquisition.

References in tables below to percentage changes that are not meaningful are denoted by "NM".
Third Quarter of 2025 Compared to Third Quarter of 2024
Consolidated Operations

	Third Quarter		Percentage Change
($ in millions, except per share amounts)	2025	2024
Net sales	$4,306	$3,891	10.7%
Cost of sales	1,966	1,751	12.3
Gross profit	2,340	2,140	9.3
Selling, general, and administrative expenses	1,344	1,245	8.0
Other operating expense (income), net	1	(7)	NM
Income from operations	995	902	10.3
Interest expense, net	188	106	77.4
Other income, net	(45)	(6)	NM
Income before provision for income taxes	852	802	6.2
Provision for income taxes	190	186	NM
Net income	$662	$616	7.5

Earnings per common share:
Basic	$0.49	$0.45	8.9%
Diluted	0.49	0.45	8.9

Gross margin	54.3%	55.0%	(70) bps
Operating margin	23.1	23.2	(10) bps
Effective tax rate	22.3	23.2	(90) bps
Sales Volume

Percentage Change
LRB	0.3%
K-Cup pods	(4.8)
Appliances	(24.5)
Net Sales Drivers

Percentage Change
Volume / mix(1)	6.4%
Net price realization	4.2
FX	0.1
Total	10.7%
(1)The acquisition of GHOST contributed 4.4 percentage points to our consolidated volume / mix growth in the quarter.

Gross profit increased 9.3% to $2,340 million for the third quarter of 2025. This performance primarily reflected the gross profit impact of net sales growth (14 percentage points), partially offset by the net impact from changes in ingredients, materials, and productivity, inclusive of tariffs (6 percentage points).
SG&A expenses increased 8.0% to $1,344 million for the third quarter of 2025, primarily driven by increased transportation and warehousing expenses (2 percentage points) and higher labor costs (2 percentage points).
Income from operations increased 10.3% to $995 million for the third quarter of 2025, driven by increased gross profit, partially offset by higher SG&A expenses.
Interest expense, net increased 77.4% to $188 million for the third quarter of 2025, driven by an unfavorable year-over-year change in unrealized mark-to-market activity (15 percentage points) and increased debt and higher financing costs (4 percentage points).
Other income, net increased in the third quarter of 2025, reflecting net gains on our investments in unconsolidated affiliates of $30 million and unrealized gains on FX contracts of $28 million related to the JDE Peet's Acquisition, partially offset by an increase of approximately $20 million in our mandatory redemption liability for GHOST.
The effective tax rate decreased 90 bps to 22.3% for the third quarter of 2025, compared to 23.2% for the third quarter of 2024, primarily driven by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (110 bps) and a favorable comparison to a true-up of prior year tax provisions in the third quarter of 2024 (60 bps), partially offset by an increase in uncertain tax positions (80 bps).
Net income increased 7.5%, to $662 million for the third quarter of 2025, primarily driven by increased income from operations.
Diluted EPS increased 8.9% to $0.49 per diluted share for the third quarter of 2025 as compared to $0.45 in the third quarter of 2024.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the third quarter of 2025 and 2024.

	Third Quarter		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$2,735	$2,390	14.4%
U.S. Coffee	991	976	1.5
International	580	525	10.5
Total net sales	$4,306	$3,891	10.7

Income from operations
U.S. Refreshment Beverages	$802	$722	11.1%
U.S. Coffee	237	254	(6.7)
International	153	157	(2.5)
Unallocated corporate costs	(197)	(231)	(14.7)
Income from operations	$995	$902	10.3

Operating margin
U.S. Refreshment Beverages	29.3%	30.2%	(90) bps
U.S. Coffee	23.9	26.0	(210) bps
International	26.4	29.9	(350) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	0.7%	—%	—%
U.S. Coffee	NM	(6.5)	(26.5)
International	(1.4)	5.9	(2.4)
Net Sales

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	11.2%	3.2%	—%	14.4%
U.S. Coffee	(4.0)	5.5	—	1.5
International	4.0	6.1	0.4	10.5
(1)The acquisition of GHOST contributed 7.2 percentage points to our volume / mix growth in U.S. Refreshment Beverages in the quarter.

U.S. Refreshment Beverages
Sales volume increased 0.7% in the third quarter of 2025, led by growth in our energy portfolio, including the acquisition of GHOST, partially offset by softness in our still beverages portfolio.
Net sales increased 14.4% to $2,735 million for the third quarter of 2025, led by volume / mix growth, including a benefit from the acquisition of GHOST, as well as higher net price realization.
Income from operations increased 11.1% to $802 million for the third quarter of 2025. This performance was led by the gross profit impact of net sales growth (26 percentage points), partially offset by increased transportation and warehousing expenses (4 percentage points), a net unfavorable change in ingredients, materials, and productivity, inclusive of tariffs (4 percentage points), higher labor costs (4 percentage points), the impact of a smaller earned equity achievement in 2025 compared to 2024 (1 percentage point) and increases in other manufacturing costs.
U.S. Coffee
Appliance volume decreased 26.5%, reflecting price elasticity impacts and continued retailer inventory management. K-Cup pod volume decreased 6.5%, reflecting category elasticity in response to price increases.
Net sales increased 1.5% to $991 million for the third quarter of 2025, led by favorable net price realization, which was partially offset by unfavorable volume / mix.
Income from operations decreased 6.7% to $237 million for the third quarter of 2025, reflecting a net unfavorable change in ingredients, materials, and productivity, inclusive of tariffs (29 percentage points) and increased costs associated with productivity projects (6 percentage points), partially offset by the benefit of favorable net price realization (26 percentage points).
International
LRB sales volume decreased 1.4%. Appliance volumes decreased 2.4%, and K-Cup pod volumes increased 5.9%.
Net sales increased 10.5% to $580 million in the third quarter of 2025, reflecting higher net price realization, volume / mix growth, and favorable FX translation.
Income from operations decreased 2.5%, to $153 million for the third quarter of 2025, as the benefit from the gross profit impact of the higher net price realization (20 percentage points) was more than offset by a net unfavorable impact from changes in ingredients, materials, and productivity (13 percentage points), increased transportation and warehousing expenses (4 percentage points), and increases in other manufacturing costs.

First Nine Months of 2025 Compared to First Nine Months of 2024
Consolidated Operations

	First Nine Months		Percentage Change
($ in millions, except per share amounts)	2025	2024
Net sales	$12,104	$11,281	7.3%
Cost of sales	5,524	5,029	9.8
Gross profit	6,580	6,252	5.2
Selling, general, and administrative expenses	3,892	3,716	4.7
Other operating (income) expense, net	(6)	8	NM
Income from operations	2,694	2,528	6.6
Interest expense, net	516	488	5.7
Other income, net	(52)	(28)	NM
Income before provision for income taxes	2,230	2,068	7.8
Provision for income taxes	504	483	NM
Net income	$1,726	$1,585	8.9

Earnings per common share:
Basic	$1.27	$1.16	9.5%
Diluted	1.27	1.16	9.5

Gross margin	54.4%	55.4%	(100) bps
Operating margin	22.3	22.4	(10) bps
Effective tax rate	22.6	23.4	(80) bps
Sales Volume

Percentage Change
LRB	1.2%
K-Cup pods	(4.4)
Appliances	(19.2)
Net Sales Drivers

Percentage Change
Volume / mix(1)	5.0%
Net price realization	3.1
FX	(0.8)
Total	7.3%
(1)The acquisition of GHOST contributed 3.8 percentage points to our consolidated volume / mix growth in the first nine months of 2025.

Gross profit increased 5.2% to $6,580 million for the first nine months of 2025. This performance primarily reflected the gross profit impact of net sales growth (8 percentage points), partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (4 percentage points).
SG&A expenses increased 4.7% to $3,892 million for the first nine months of 2025, primarily driven by increased transportation and warehousing expenses (4 percentage points) and higher labor costs (1 percentage points).
Income from operations increased 6.6% to $2,694 million for the first nine months of 2025, primarily driven by increased gross profit, partially offset by higher SG&A expenses.
Interest expense, net increased 5.7% to $516 million for the first nine months of 2025, primarily driven by increased debt and higher financing costs (10 percentage points), which was partially offset by a favorable change in unrealized mark-to-market activity (6 percentage points).
Other income, net increased $24 million in the first nine months of 2025, reflecting net gains on our investments in unconsolidated affiliates of $55 million and unrealized gains on FX contracts of $28 million related to our intended acquisition of JDE Peet's, partially offset by an increase of approximately $60 million in our mandatory redemption liability for GHOST.
The effective tax rate decreased 80 bps to 22.6% for the first nine months of 2025, compared to 23.4% in the first nine months of 2024, led by a shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (140 bps), which was partially offset by an increase in uncertain tax positions (90 bps).
Net income increased 8.9% to $1,726 million for the first nine months of 2025, driven primarily by increased income from operations.
Diluted EPS increased 9.5% to $1.27 per diluted share for the first nine months of 2025 as compared to $1.16 in the first nine months of 2024.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first nine months of 2025 and 2024.

	First Nine Months		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$7,718	$6,890	12.0%
U.S. Coffee	2,816	2,837	(0.7)
International	1,570	1,554	1.0
Total net sales	$12,104	$11,281	7.3

Income from operations
U.S. Refreshment Beverages	$2,202	$2,054	7.2%
U.S. Coffee	672	730	(7.9)
International	386	419	(7.9)
Unallocated corporate costs	(566)	(675)	(16.1)
Total income from operations	$2,694	$2,528	6.6

Operating margin
U.S. Refreshment Beverages	28.5%	29.8%	(130) bps
U.S. Coffee	23.9	25.7	(180) bps
International	24.6	27.0	(240) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	1.5%	—%	—%
U.S. Coffee	NM	(5.6)	(21.1)
International	(0.2)	3.1	(1.2)
Net Sales

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	9.6%	2.4%	—%	12.0%
U.S. Coffee	(4.3)	3.6	—	(0.7)
International	1.9	5.2	(6.1)	1.0
(1)The acquisition of GHOST contributed 6.3 percentage points to our volume / mix growth in U.S. Refreshment Beverages in the first nine months of 2025.

U.S. Refreshment Beverages
Sales volume increased 1.5% for the first nine months of 2025, led by growth in our energy portfolio, including the acquisition of GHOST, and in carbonated soft drinks. These benefits were partially offset by softness in our still beverages portfolio.
Net sales increased 12.0% to $7,718 million for the first nine months of 2025, led by volume / mix growth, including a benefit from the acquisition of GHOST, as well as higher net price realization.
Income from operations increased 7.2% to $2,202 million for the first nine months of 2025. This performance was led by the gross profit impact of net sales growth (21 percentage points), partially offset by increased transportation and warehousing expenses (6 percentage points), a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (5 percentage points) higher labor costs (3 percentage points), and the impact of a smaller earned equity achievement in 2025 compared to 2024 (2 percentage points).
U.S. Coffee
Appliance volume decreased 21.1%, reflecting price elasticity impacts and continued retailer inventory management, and K-Cup pod volume decreased 5.6%, reflecting category elasticity in response to price increases.
Net sales decreased 0.7% to $2,816 million for the first nine months of 2025, as higher net price realization was more than offset by unfavorable volume / mix.
Income from operations decreased 7.9% to $672 million for the first nine months of 2025, driven by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (19 percentage points) and increased costs associated with productivity projects (6 percentage points), partially offset by the benefit of higher net price realization (14 percentage points).
International
LRB sales volume was approximately flat. Appliance volumes decreased 1.2% and K-Cup pod volumes increased 3.1%.
Net sales increased 1.0% to $1,570 million in the first nine months of 2025, reflecting higher net price realization and volume / mix growth, partially offset by unfavorable FX translation.
Income from operations decreased 7.9% to $386 million for the first nine months of 2025, as the benefit from the gross profit impact of the higher net price realization and volume/mix growth (23 percentage points) was more than offset by increased transportation and warehousing expenses (8 percentage points), a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (7 percentage points), unfavorable FX impacts (5 percentage points), and increases in other manufacturing costs.
CRITICAL ACCOUNTING ESTIMATES
The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are both fundamental to the portrayal of a company's financial condition and results and require difficult, subjective, or complex estimates and assessments. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. These critical accounting estimates are discussed in greater detail in Part II, Item 7 of our Annual Report.

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
JDE Peet's Acquisition
In connection with the JDE Peet's Acquisition, we entered into the Bridge Credit Agreement, which provides for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €16.2 billion. We expect to reduce or replace the Bridge Credit Agreement with permanent financing arrangements, which may include issuance of debt securities and other financing options as warranted, prior to the transaction close date. As of September 30, 2025, the full amount of this facility remains available and undrawn. Refer to Note 3 of the Notes to our Unaudited Consolidated Financial Statements for additional information.
On October 26, 2025, we entered into the JV Commitment Letter, pursuant to the terms of which the JV Investors will make, subject to certain conditions, a strategic minority investment into the Pod Manufacturing JV, for an aggregate purchase price of $4 billion. On October 27, 2025, we entered into the Preferred Investment Agreement. The Preferred Investment Agreement provides for the issuance and sale of 3 million shares of Convertible Preferred Stock for an aggregate purchase price of $3 billion. The closings of the JV Investment and Preferred Investment are expected to occur concurrently with the closing of the JDE Peet's Acquisition, and the proceeds thereof will be used to partially finance the JDE Peet's Acquisition. Refer to Note 18 of the Notes to our Unaudited Consolidated Financial Statements for additional information.
Bridge Credit Agreement
Upon the closing of the JV Investment and the Preferred Investment, the Bridge Credit Agreement will be reduced by an amount equal to the net proceeds from the JV Investment and Preferred Investment, subject to applicable de minimis exceptions.

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
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $91 million for the first nine months of 2025, as compared to the first nine months of 2024, driven by lower net income adjusted for non-cash items.
Sources of Liquidity - Financing
Refer to Note 3 of the Notes to our Unaudited Consolidated Financial Statements for management's discussion of our financing arrangements.
As of September 30, 2025, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.
We also have an active shelf registration statement, filed with the SEC on August 15, 2025, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, and warrants from time to time in one or more offerings at the direction of our Board.
Credit Ratings
Our credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa1	P-2	Ratings Under Review	August 25, 2025
S&P	BBB	A-2	Watch Negative	August 25, 2025
As a result of our announcement of the JDE Peet's Acquisition, as well as the corresponding Bridge Credit Agreement entered into for this anticipated transaction, Moody's and S&P have revised their outlook on our credit ratings. On August 25, 2025, Moody's placed KDP ratings under review for downgrade, and S&P has placed KDP on CreditWatch Negative.

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
Regular Quarterly Dividends
We have declared total dividends of $0.69 per share and $0.66 per share for the first nine months of 2025 and 2024, respectively.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program, ending December 31, 2025, of up to $4 billion of our outstanding common stock. We did not repurchase any common stock during the first nine months of 2025. As of September 30, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.
Capital Expenditures
Purchases of property, plant, and equipment were $338 million and $398 million for the first nine months of 2025 and 2024, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first nine months of 2025 and 2024. Capital expenditures included in accounts payable and accrued expenses were $151 million and $164 million for the first nine months of 2025 and 2024, respectively, which primarily related to these investments.
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
Acquisitions of Businesses and Purchases of Intangible Assets
We have invested in the expansion of our distribution network through transactions with strategic independent bottlers or third-party brand ownership companies to ensure competitive distribution scale. Additionally, from time to time, we acquire brand ownership companies to expand our portfolio. These transactions could be accounted for either as an acquisition of a business or as an asset acquisition, if the majority of the transaction price represents the acquisition of a single intangible asset. In the second quarter of 2025, we completed the Dyla acquisition. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for additional information. Purchases of intangible assets were $16 million and $49 million for the first nine months of 2025 and 2024, respectively.

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
Refer to "Risk Factors" in Part II, Item 1A below for additional risks and uncertainties related to the JDE Peet's Acquisition.
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
The following schedules present the summarized financial information for Keurig Dr Pepper Inc. (the "Parent") and the Guarantors on a combined basis after intercompany eliminations; the Parent and the Guarantors' amounts due from and amounts due to Non-Guarantors are disclosed separately. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.
Summarized financial information for the Parent and Guarantors follows:

(in millions)	First Nine Months of 2025
Net sales	$7,783
Gross profit	3,993
Income from operations	1,270
Net income	1,748

(in millions)	September 30, 2025	December 31, 2024
Current assets	$2,632	$2,373
Non-current assets	51,151	49,827
Total assets(1)	$53,783	$52,200

Current liabilities	$5,433	$6,101
Non-current liabilities	22,131	20,984
Total liabilities(2)	$27,564	$27,085
(1)Includes $14 million and $115 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $2,471 million and $1,997 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2025 and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report, except as discussed below.
During the third quarter of 2025, we entered into FX forward contracts to reduce our exposure to exchange rate fluctuations associated with the JDE Peet's Acquisition. Refer to Note 2 and Note 5 of the Notes to our Unaudited Consolidated Financial Statements for additional information.
In October 2025, in order to hedge the variability in cash flows from interest rate changes associated with our planned future issuances of long-term debt, we entered into forward starting swaps and designated them as cash flow hedges. Refer to Note 18 of the Notes to our Unaudited Consolidated Financial Statements.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 15 of the Notes to our Unaudited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A in our Annual Report. There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report, except as discussed below.
RISKS RELATED TO THE JDE PEET'S ACQUISITION
We may not complete the proposed JDE Peet's Acquisition within the time frame we anticipate, or at all, which could adversely effect our business.
On August 24, 2025, we entered into the JDE Peet's Acquisition Agreement, pursuant to which we will commence a tender offer to acquire all of the issued ordinary shares of JDE Peet's. The JDE Peet's Acquisition is expected to close in the first half of 2026 and will depend on a number of conditions being satisfied, including, receiving the minimum number of tenders, regulatory approvals, and other closing conditions. Our ability to complete the proposed JDE Peet's Acquisition in the anticipated timeline, or at all, could be impacted by any or all of the following events:
The requisite number of JDE Peet's shareholders may not tender their shares.
The JDE Peet's Acquisition Agreement provides that the consummation of the proposed JDE Peet's Acquisition will be subject to the satisfaction or waiver of certain conditions, including the minimum tender of at least 95% of the shares of JDE Peet's, which will be reduced if the shareholders of JDE Peet's adopt resolutions for the implementation of certain post-closing measures and such resolutions are in full force and effect on the tender offer closing date. Pursuant to the JDE Peet's Acquisition Agreement, the board of directors of JDE Peet's has agreed to recommend our offer to purchase JDE Peet's for acceptance by shareholders. Concurrently with the entry into the JDE Peet's Acquisition Agreement, we obtained irrevocable undertakings from Acorn Holdings B.V. and certain directors of JDE Peet's, who collectively hold in the aggregate, as of the date of such undertakings, approximately 69% of the shares of JDE Peet's. Pursuant to the terms of the irrevocable undertakings, Acorn and JDE Peet's directors have committed to tender their shares of JDE Peet's in the offer and to vote in favor of the resolutions proposed at the JDE Peet's Extraordinary General Meeting (the "acceptance threshold"). Accordingly, additional shareholders of JDE Peet's will need to tender their shares in the offer for the offer to reach the acceptance threshold and we cannot guarantee we will be successful in obtaining 100% of shares of JDE Peet's. If we are unable to obtain the requisite acceptance threshold of shares of JDE Peet's, additional measures may be performed to enable us to acquire the remaining shares, which may delay or impact our ability to complete the JDE Peet's Acquisition.
The JDE Peet's Acquisition is subject to various regulatory approvals and other closing conditions, which may not be satisfied on the proposed terms or on the anticipated schedule.
The completion of the JDE Peet's Acquisition will depend upon a number of conditions being satisfied, including, among others, obtaining regulatory approvals in the U.S. and certain other jurisdictions. We cannot provide assurance that all necessary regulatory approvals will be obtained in order to consummate the intended JDE Peet's Acquisition in a timely manner, or at all, and failure to obtain such approvals or satisfy or secure waiver of other closing conditions, either in the anticipated timeframe or at all, could impact our ability to complete the JDE Peet's Acquisition and have an adverse effect on our business.

There could be legal proceedings or governmental inquiries in connection with the JDE Peet's Acquisition, the outcomes of which are uncertain, could result in substantial costs, and which could delay or prevent the completion of the JDE Peet's Acquisition.
In connection with the JDE Peet's Acquisition, plaintiffs may file lawsuits against us, JDE Peet's, and/or the directors and officers of either company. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could also result in monetary damages. Both defense costs and adverse judgments could have a negative impact on our liquidity and financial condition. In addition, either company may face inquiries from governmental entities in connection with the JDE Peet's Acquisition. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the JDE Peet's Acquisition and result in additional costs to us.
The market price of our common stock may decline as a result the JDE Peet's Acquisition.
The market price of our common stock may decline as a result of the JDE Peet's Acquisition if, among other things, we are unable to achieve the expected benefits and synergies of the JDE Peet's Acquisition, if the JDE Peet's Acquisition is not completed within the anticipated timeframe, or if the transaction costs related to the JDE Peet's Acquisition are greater than expected.
The market price of our common stock also may decline if we do not achieve the expected benefits and synergies of the JDE Peet's Acquisition as rapidly or to the extent anticipated by financial or industry analysts, or if the effect of the JDE Peet's Acquisition on our financial position, results of operations, or cash flows is not consistent with the expectations of financial or industry analysts. The market price declined following the announcement of the JDE Peet's Acquisition and the Separation.
We will incur significant direct and indirect costs as a result of the JDE Peet's Acquisition.
We have incurred and expect to incur a number of costs associated with the JDE Peet's Acquisition, including legal, accounting, consulting, and other advisory fees, financing costs, and other transaction-related costs. The JDE Peet's Acquisition will require significant management and employee resources, which could impact our ability to grow our business and pursue additional strategic opportunities. Certain costs related to the JDE Peet's Acquisition will be incurred regardless of whether the acquisition is completed, which may provide no benefit if such acquisition fails to be completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could restrict our resources and adversely affect our financial condition and results of operations leading up to, and following, the JDE Peet's Acquisition.
The JDE Peet's Acquisition will expose us to inherent risks in JDE Peet's' business and those geographies where JDE Peet's currently operates, which could adversely affect our business.
If consummated successfully, the JDE Peet's Acquisition would represent a significant transformation of our coffee business and will expand our operations to those geographies where JDE Peet's currently operates, including Russia, which represented 6% of consolidated revenue and 1% of total assets for JDE Peet's in both 2024 and 2023, as reported in their 2024 annual report. Upon completion of the JDE Peet's Acquisition, we would be subject to a variety of risks associated with JDE Peet's' business, in addition to those we already face in our current business. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market place, additional legal and regulatory regimes, and other risks. In addition, we will be exposed to risks inherent in operating in a significant number of geographies in which we have not operated or have been less present in the past, including countries that are experiencing significant unstable geopolitical conditions. These risks include, among others:
•the difficulty of managing and staffing foreign offices;
•the increased travel, infrastructure, legal, and compliance costs associated with new international locations;
•tariffs, sanctions, such as those imposed in response to the Russia and Ukraine conflict, trade barriers, trade disputes, and other regulatory or contractual limitations on our ability to operate in new foreign markets;
•exposure to foreign currency exchange risk;

•adaptation to different business cultures, languages, and market structures; and
•military conflicts, such as the Russia and Ukraine conflict, and other geopolitical issues.
As we expand our business, our success will depend, in large part, on our ability to anticipate and effectively manage these risks and other risks associated with growing international operations. We cannot predict how such conditions may affect our business, or those with whom we do business, and any ongoing or new conflicts could adversely impact our business.
If our due diligence investigation of JDE Peet's was inadequate or if unexpected risks related to JDE Peet's and its business materialize, it could have a material adverse effect on our business.
Even though we conducted a due diligence investigation of JDE Peet's, we cannot be sure that our diligence surfaced all material issues that may be present inside JDE Peet's or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of JDE Peet's and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact our ongoing business and our shareholders' investment.
We will incur and assume significant debt as a result of the JDE Peet's Acquisition, which could adversely affect our financial performance.
We currently maintain investment grade credit ratings with Moody's and S&P for both our long-term debt and commercial paper. However, we will take on a significant amount of debt in order to complete the JDE Peet's Acquisition, as well as assume the existing debt of JDE Peet's, which could impact our credit ratings. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered by Moody's and S&P. Increased indebtedness and any actual or anticipated downgrade of our credit ratings may have adverse effects on our borrowing costs, access to capital markets, liquidity, flexibility in responding to changing market conditions in the event of a general downturn in economic conditions or our business, and, as a result, our financial performance.
Additionally, the agreements that will govern any debt incurred or assumed in connection with the JDE Peet's Acquisition may contain various covenants that may, subject to certain significant exceptions, restrict our ability to, among other things, respond to market conditions, take advantage of business opportunities, incur debt, have liens on our property, and/or sell or convey certain of our assets. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, which may adversely impact our business.
We may not successfully integrate JDE Peet's into our business, or such integration may be more difficult, time-consuming, or costly than expected, which could adversely affect our business.
The combination of two businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to combining JDE Peet's' operations, processes, policies, and systems with our business. The failure to meet the challenges involved in combining the businesses and to realize the anticipated benefits of the JDE Peet's Acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect the results of our operations. The overall combination of JDE Peet's' and our businesses may also result in material unanticipated expenses, liabilities, competitive responses, losses of customer and other business relationships, and other unexpected issues. The difficulties of combining the operations of the businesses include, among others:
•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems;
•challenges in conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;
•difficulties in assimilating employees and in attracting and retaining key personnel;
•challenges in keeping existing customers and obtaining new customers;

•difficulties in managing the expanded operations of a large company which operates in additional geographic markets;
•integrating the companies' financial reporting and internal control systems, including compliance by the combined company with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated by the SEC; and
•potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the integration.
Many of these factors may be outside of the control of KDP and JDE Peet's, and any one of them could result in increased costs, decreased expected revenues, and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. In addition, even if JDE Peet's' business operations are successfully integrated with ours, the full benefits of the JDE Peet's Acquisition may not be realized, including expected cost synergies, and sales or growth opportunities. Moreover, many of the expenses integration that we expect to incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. As a result, it cannot be assured that the integration of JDE Peet's will result in the realization of the full anticipated benefits anticipated from the JDE Peet's Acquisition within the anticipated time frames, or at all.
Further, the success of the JDE Peet's Acquisition will depend in part on the retention of key employees. We may not be able to retain senior executives or key personnel. Furthermore, uncertainty about the effect of the JDE Peet's Acquisition on JDE Peet's employees may impair its ability to retain and motivate key personnel until and after the consummation of the JDE Peet's Acquisition. If such key employees are not retained, we may not realize the anticipated benefits of the JDE Peet's Acquisition.
We will be subject to business uncertainties related to the JDE Peet's Acquisition.
Uncertainty about the effects of the JDE Peet's Acquisition may have an adverse effect on us, both prior and subsequent to completion of the acquisition. These uncertainties could disrupt our business or the business of JDE Peet's, and cause our collective customers, suppliers, vendors, partners, among others, to defer entering into contracts with the two companies, seek to change or cancel existing business relationships, or make other decisions concerning us and JDE Peet's that may be unfavorable to us. These uncertainties about the various effects of the JDE Peet's Acquisition on our business have caused, and may continue to cause, declines and greater volatility in the price of our common stock. We cannot guarantee that our stock price will fully recover from such declines after the JDE Peet's Acquisition is completed.
Retention and motivation of certain employees, both at KDP and JDE Peet's, may be challenging during the pendency of the JDE Peet's Acquisition due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, our business following the JDE Peet's Acquisition could be negatively impacted.
Additionally, as discussed above, we expect to incur significant debt related to fund this transaction, and the resulting leverage level of our business may lead to a decline in our common stock price. We may also pursue other funding alternatives that may create dilution in our stock price, including the issuance of shares of our common stock, sale of certain assets, and reductions in the net income available to our shareholders, among others.
In connection with the JDE Peet's Acquisition, we expect to consummate the JV Investment contemplated by the JV Commitment Letter, which could restrict our operational and corporate flexibility, impact our cash resources, and/or depress the market price of our common stock.
On October 26, 2025, we entered into the JV Commitment Letter, under which the JV Investors have committed to making, subject to certain closing conditions, a strategic minority investment into the Pod Manufacturing JV. Pursuant to the JV Commitment Letter, (i) at or prior to the closing of the JV Investment, we will contribute, either by contribution or merger of one or more of our subsidiaries, the Coffee Production Assets, as well as all of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV, and (ii) at the closing of the JV Investment, the JV Investors will contribute, through the JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV. The remaining 51% ownership interest will remain under our ownership.

The JV Commitment Letter sets forth each partner's rights and responsibilities with respect to the Pod Manufacturing JV. A portion of all distributions by the Pod Manufacturing JV will be paid to the JV Investors, thereby reducing distributions to us. The JV Investor Partner will also have certain governance and consent rights that will restrict our operational and corporate flexibility with respect to the Pod Manufacturing JV. In addition, we may be required to contribute additional resources, including cash, to the Pod Manufacturing JV, which would reduce our cash available for other purposes. In the event of a change of control, the Pod Manufacturing JV would be required to redeem the interests of the JV Investors, which would reduce the cash available for distributions to us. Under certain circumstances, the interests of the JV Investors may be converted into shares of our common stock (or following the Separation, the common stock of the separated global coffee business), which could have a dilutive impact on holders of our existing common stock. Any sales of such common stock, or the perception that such shares may be sold, could depress the market price of our common stock. Furthermore, if we materially breach our obligations to the Pod Manufacturing JV, we may be required to pay monetary damages, or the JV Investors may be entitled to replace us as the operator of the Pod Manufacturing JV. The definitive documentation for the JV Investment has not yet been finalized and may differ from the foregoing description once finalized.
The issuance of the Convertible Preferred Stock to the Preferred Investors in connection with the JDE Peet's Acquisition may adversely affect the rights and market price of our common stock as well as our capital resources.
On October 27, 2025, we agreed to issue and sell 3 million shares of Convertible Preferred Stock to the Preferred Investors, subject to customary closing conditions. When issued, the Convertible Preferred Stock will rank senior to our common stock, meaning that, in the event of our liquidation, dissolution, or winding up, holders of the Convertible Preferred Stock would be paid in full prior to any proceeds being paid to holders of our common stock.
Preferred Investors will be entitled to dividends, payable in cash, in-kind, or a combination of the two, at our election, at a rate of 4.75% per annum, subject to increase in certain cases. They will also be entitled to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the dividends holders are entitled to receive on the Convertible Preferred Stock. Such dividends will reduce our cash available for other purposes, including working capital, strategic activities, and returning cash to holders of our common stock.
Preferred Investors will be entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, effectively reducing the relative voting power of the holders of our common stock. To the extent that we pay dividends on the Convertible Preferred Stock in-kind, that will increase the voting power of the Convertible Preferred Stock relative to our common stock.
In addition, the conversion of the Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. We will grant certain Preferred Investors customary registration rights in respect of their Convertible Preferred Stock, and any shares of common stock issued upon conversion of the Convertible Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares available for public trading. Sales by the Preferred Investors of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
In the event of a fundamental change, as defined in the document governing the Convertible Preferred Stock, we will be required to offer to repurchase the Convertible Preferred Stock, which would reduce the amount of cash available to us for other purposes.
Certain Preferred Investors will also have certain preemptive rights, which may impact our ability to raise capital in the future.
Our obligations to the Preferred Investors could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The rights of the Preferred Investors could also result in divergent interests between the Preferred Investors and holders of our common stock.

The Preferred Investment Agreement provides that, prior to the closing of the JDE Peet's Acquisition, we (i) will use reasonable best efforts to operate our business in the ordinary course in all material respects (without restricting our activities with respect to the JDE Peet's Acquisition, the Preferred Investment, the JV Investment, the Separation, and the related transactions), and (ii) unless the KKR Investor and the Apollo Investor otherwise consent in writing (such consent not to be unreasonably withheld, conditioned, or delayed), not take any other action that, if taken following the issuance of the Preferred Investment, would require the prior written consent of the holders of the Convertible Preferred Stock or result in an adjustment to the conversion price unless such adjustment is effected in connection with the issuance of the Convertible Preferred Stock.
In addition, the Preferred Investment Agreement provides that, without the prior written consent of the KKR Investor or the Apollo Investor (so long as the KKR Investor or the Apollo Investor owns at least 50% of its initial Preferred Investment), we (i) will not amend the JDE Peet's Acquisition Agreement in a manner that would be materially adverse to the KKR Investor or the Apollo Investor, and (ii) will not permit the Separation to be consummated if (A) our pro forma total net leverage immediately following the Separation is greater than 4.00 to 1.00, if a Qualified IPO shall have been consummated on or prior to the Separation, or 4.25 to 1.00, if a Qualified IPO shall not have been consummated on or prior to the Separation, or (B) the corporate rating of either us or the spun-off coffee business, on a pro forma basis at the time of the Separation, would be less than investment grade from either Moody's or S&P. For so long as the Convertible Preferred Stock is outstanding, in the event of a ratings downgrade by either Moody's or S&P, we will be subject to additional negative covenants that would restrict our operational flexibility.
We may issue additional equity securities in the future to raise proceeds to fund the JDE Peet's Acquisition, which may result in further dilution to our existing shareholders.
If we raise additional capital to fund the JDE Peet's Acquisition through the issuance of additional equity securities, our existing shareholders may experience further dilution. The terms of the securities we issue in the future may be more favorable to our new investors and introduce additional complexity to our capital structure.
RISKS RELATED TO THE SEPARATION
The Separation may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, expense and resources, which could adversely affect our business.
On August 25, 2025, we announced our intention to separate our beverage and coffee portfolios into two independent, publicly traded companies via a tax-free spin-off of our coffee business. The anticipated Separation is expected to occur subsequent to the completion of the JDE Peet's Acquisition. We cannot assure that the Separation will be completed on the anticipated timeline, if at all, or that the terms of the Separation will not change. The transaction will follow the satisfaction of customary conditions, including reviews and final approval by our Board, receipt of an Internal Revenue Service ruling and relevant tax opinions with respect to the tax-free nature of the transaction, effectiveness of appropriate filings with the SEC, and acceptance of the spin-off company for listing by a national securities exchange approved by our Board, the completion of audited financials of the new independent company, among others. The failure to satisfy any of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining various tax opinions or rulings or failure of the spin-off transaction to qualify for non-recognition treatment for U.S. federal income tax purposes, the filing and effectiveness of appropriate filings with the SEC and the listing on a stock exchange, negotiating challenges, the uncertainty of the financial markets, changes in the law, and challenges in executing the Separation, could delay or prevent the completion of the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than initially expected. Any changes to the Separation or delay in completing the Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than initially expected. Further, our Board could decide, either because of a failure of conditions or because of market or other factors, to abandon the Separation. No assurance can be given as to whether and when the Separation will occur.
Whether or not we complete the Separation, our ongoing business may be adversely affected, and we may be subject to certain risks and consequences as a result of pursuing the separation of our two businesses, including the following:

•We anticipate that the process of completing the Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Separation is not completed. Additionally, if the Separation is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as professional fees.
•Executing the Separation will require significant time and attention from our senior management and employees, which may impact management's attention to operating and growing our business and could adversely affect our business. Our employees may also be distracted due to uncertainty about their future roles with the separate companies pending completion of the Separation.
•We may also experience increased difficulties in attracting, retaining, and motivating employees leading up to, and following, completion of the Separation, which could harm our businesses.
•Some of our customers or suppliers may delay or defer decisions or may end their relationships with us.
•We may experience negative reactions from the financial markets if we fail to complete the Separation or fail to complete it on a timely basis.
•We could incur substantial additional costs and experience temporary business interruptions.
•Transfer or assignment to us of some contracts and other assets will require the consent of a third party. If such consent is not given, we may not be entitled to the benefit of such contracts, investments, and other assets in the future.
•The announcement and pendency of the Separation may cause some investors to sell shares of our common stock, which could create greater volatility or decline in the price of our shares.
Any of the above factors could cause the Separation, or the failure to execute the Separation, to have an adverse effect on our business and financial performance.
We may be unable to achieve some or all of the anticipated strategic and financial benefits from the Separation.
We may not realize the anticipated strategic, financial, operational, or other benefits from the Separation. We also cannot predict with certainty when the expected benefits will occur or the extent to which they will be achieved. If the Separation is completed, our operational and financial profile will change and we will face new risks. As two independent, publicly traded companies, our beverage and coffee businesses will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions. There is no assurance that each separate company will be successful. The announcement and/or completion of the Separation may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-offs, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. Significant unexpected costs or failure to realize the intended benefits of the Separation could result in a material adverse effect on the business, financial condition, results of operations, and trading price of us or the separated businesses.
Following the Separation, we may not maintain a satisfactory credit rating, which could adversely affect the financial performance of our businesses.
It is management's intent to structure each stand-alone business in a way to achieve investment grade credit ratings upon completion of the Separation. If we are not able to achieve or maintain satisfactory credit ratings post-separation, whether as a result of our actions or factors which are beyond our control, the independent businesses may face increased borrowing costs and limited access to raise funds in capital markets. A failure to achieve or maintain investment grade ratings could also impact business relationships with vendors, suppliers, regulators, and other business partners. There is no guarantee that we will be able to achieve or maintain our targeted credit ratings, and failure to do so may adversely affect the liquidity and financial performance of the businesses following the proposed Separation.

Following the Separation, the price of our common stock may decline and may experience greater volatility.
Upon completion of the Separation, the price of our common stock may decline compared to its level immediately prior to, as it will no longer include the value of the separated business. In addition, the price of our common stock may experience greater volatility until the market has fully analyzed our value without the separated business. We can not guarantee that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the proposed Separation not occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to opportunistically return value to shareholders. The $4 billion authorization is effective for four years, beginning on January 1, 2022 and expiring on December 31, 2025, and does not require the purchase of any minimum number of shares. We did not repurchase any shares under this program during the third quarter of 2025. As of September 30, 2025, $1,810 million remained available for repurchase under the authorized share repurchase program.
Item 5. Other Information
During the third quarter of 2025, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

No.	Exhibit Description
2.1‡
Merger Protocol, dated as of August 24, 2025, among Keurig Dr Pepper Inc. and JDE Peet's N.V. (filed as Exhibit 2.1 to KDP's Current Report on Form 8-K (filed on August 25, 2025) and incorporated herein by reference).

2.2	Form of Irrevocable Undertaking, dated as of August 24, 2025 (filed as Exhibit 2.2 to KDP's Current Report on Form 8-K (filed on August 25, 2025) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed on May 12, 2008) and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012 (filed as Exhibit 3.2 to KDP's Quarterly Report on Form 10-Q (filed July 26, 2012) and incorporated herein by reference).
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed May 20, 2016) and incorporated herein by reference).
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018 (filed as Exhibit 3.1 to KDP's Current Report on Form 8-K (filed July 9, 2018) and incorporated herein by reference).
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025 (filed as Exhibit 3.5 to KDP's Annual Report on Form 10-K (filed February 25, 2025) and incorporated herein by reference).
10.1‡
Bridge Credit Agreement, dated as of August 24, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (filed as Exhibit 10.1 to KDP's Current Report on Form 8-K (filed August 25, 2025) and incorporated herein by reference).

10.2*	Revolving Credit Agreement Amendment, dated as of September 30, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and JPMorgan Chase, Bank, N.A., as administrative agent.
22.1*	List of Guarantor Subsidiaries
31.1*	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2**	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101*
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: October 27, 2025