Form 10-K
period 2025-12-31
Keurig Dr Pepper Inc.
filed 2026-02-24
CIK 1418135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER 001-33829

Keurig Dr Pepper Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
6425 Hall of Fame Lane
Frisco, Texas 75034
(Address of principal executive offices)
(800) 527-7096
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐   No ☒
As of June 30, 2025, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $44.8 billion (based on the closing sales price of the registrant's common stock on that date). As of February 20, 2026, there were 1,358,666,059 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

MASTER GLOSSARY

Term	Definition
2019 Incentive Plan	Keurig Dr Pepper Inc. Omnibus Incentive Plan of 2019
2025 Revolving Credit Agreement	KDP’s revolving credit agreement, which was executed in March 2025 and amended in September 2025
ABC	The American Bottling Company, a wholly-owned subsidiary of KDP
ABI	Anheuser-Busch InBev SA/NV
AOCI	Accumulated other comprehensive income or loss
Apollo Investor	One or more affiliated investment funds of Apollo Management Holdings, L.P. who are party to the Preferred Investment Agreement
ASU	Accounting Standards Update
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Bridge Credit Agreement	Bridge credit agreement entered into on August 24, 2025 and amended on December 18, 2025
Central States	The Central States, Southeast, and Southwest Areas Pension Fund
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CISO	Chief Information Security Officer
Coca-Cola	The Coca-Cola Company
CODM	Chief Operating Decision Maker
Coffee Production Assets	Certain assets located in the United States that are used for the production, roasting, and grinding of single serve un-brewed beverage products (including K-Cup pods and K-Rounds)
Convertible Preferred Stock	KDP's Series A Convertible Perpetual Preferred Stock
CSD	Carbonated soft drink
Delayed Draw Term Loan Agreement	The delayed draw term loan agreement entered into by KDP on December 18, 2025
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
DSD	Direct Store Delivery, KDP's route-to-market whereby finished beverages are delivered directly to retailers
EPS	Earnings per share
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC
GHOST Transactions	The series of transactions by which KDP acquired 60% of the interests in GHOST effective December 31, 2024, agreed to purchase the remaining 40% of the interests in GHOST in 2028, and obtained the rights to distribute GHOST products effective March 3, 2025
IT	Information technology
IRS	Internal Revenue Service
JAB	JAB Holding Company S.a.r.l., and affiliates
JDE Peet's	JDE Peet's N.V.
JDE Peet's Acquisition	The planned acquisition of JDE Peet's, which was announced on August 25, 2025

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Term	Definition
JDE Peet's Acquisition Agreement	The merger protocol between KDP and JDE Peet's, whereby KDP agreed to commence a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares held in treasury, of JDE Peet's
JV Commitment Letter	The commitment letter between KDP and each of the JV Investors, dated as of October 26, 2025
JV Investment	The minority investment to be made by the JV Investor Partner into the Pod Manufacturing JV
JV Investor Partner	The holding company through which the JV Investors will contribute cash to the Pod Manufacturing JV
JV Investors	Apollo Capital Management L.P., certain funds or accounts managed, advised, or sub-advised by Kohlberg Kravis Roberts & Co., L.P., and Goldman Sachs Asset Management, L.P. and its affiliates
JV Transaction Agreement	The agreement between KDP, the Pod Manufacturing JV, and the JV Investor Partner to complete the JV Investment, dated as of February 23, 2026
Kalil	Kalil Bottling Company
Kalil Acquisition	The acquisition of all production, sales, and distribution assets of Kalil by KDP on August 9, 2024
KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
KKR Investor	One or more funds or accounts managed, advised, or sub-advised by Kohlberg Kravis Roberts & Co., L.P. who are party to the Preferred Investment Agreement
LRB	Liquid refreshment beverages
Nasdaq	The Nasdaq Stock Market LLC
Notes	Collectively, KDP's senior unsecured notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
OBBB	U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill
PepsiCo	PepsiCo, Inc.
PET	Polyethylene terephthalate, which is used to make KDP's plastic bottles
PFAS	Per- and polyfluoroalkyl substances
Pod Manufacturing JV	Keurig JV, LP
Pod Manufacturing JV Agreement	The amended and restated limited partnership agreement for the Pod Manufacturing JV
Preferred Investment	The issuance and sale of KDP's Convertible Preferred Stock under the Preferred Investment Agreement
Preferred Investment Agreement	The investment agreement, dated as of October 27, 2025, and amended on February 23, 2026, by and among KDP, the KKR Investor, the Apollo Investor, and any other investor that becomes a party thereto
Preferred Investors	Holders of our Convertible Preferred Stock
PRMB	Post-retirement medical benefit
Proxy Statement	The definitive proxy statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, pursuant to Regulation 14A under the Exchange Act
PSU	Performance share unit
Qualified IPO	Initial public offering of our refreshment beverage portfolio, meeting certain criteria
rPET	Post-consumer recycled PET
RSU	Restricted share unit
RTD	Ready to drink
RVG	Residual value guarantee

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Term	Definition
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Separation	The intended separation of KDP's beverage and coffee portfolios into two independent, publicly traded companies, as announced on August 25, 2025
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Term Loan Agreement	Term loan agreement entered into on October 25, 2024 and terminated on May 7, 2025
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
Veyron SPEs	Special purpose entities with a single sponsor, Veyron Global
VIE	Variable interest entity
Vita Coco	The Vita Coco Company, Inc.
Walmart	Walmart Inc.
WD	Warehouse Direct, KDP's route-to-market whereby finished beverages are shipped to retailer warehouses, and then delivered by the retailer through its own delivery system to its stores
WIP	Work-in-process

KEURIG DR PEPPER INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

References in this Annual Report on Form 10-K to "KDP", "we", "us", and "our", refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in our Consolidated Financial Statements.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, tariffs or trade wars and related uncertainty, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as "outlook," "guidance," "anticipate," "enable," "expect," "believe," "could," "confident," "estimate," "feel," "continue," "ongoing," "forecast," "intend," "may," "on track," "plan," "positioned," "potential," "project," "should," "target," "will," "would," and similar words, phrases, or expressions and variations or negatives of these words in this Annual Report on Form 10-K. We have based these forward-looking statements on our current views with respect to future events and financial performance.
The following discussions should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of various factors, including the inherent uncertainty of estimates, forecasts, and projections; global economic uncertainty or economic downturns; tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, or threats of such actions and related uncertainty; the risk that our financial performance may be better or worse than anticipated; the possibility that we are unable to successfully integrate GHOST into our business; risks related to the completion of the JDE Peet’s Acquisition, the Preferred Investment, the JV Investment, or the Separation in the anticipated timeframe, or at all; risks relating to the receipt of regulatory approvals without unexpected delays or conditions; risks relating to our incurrence of significant debt or our entry into other funding alternatives, in each case, to fund the JDE Peet’s Acquisition, which may result in increased indebtedness, dilution to our stockholders, and/or additional complexity to our capital structure; additional risks associated with the JDE Peet's Acquisition and those geographies where JDE Peet's currently operates; our ability to successfully integrate JDE Peet's into our business, or that such integration may be more difficult, time-consuming, or costly than expected; constraints on management's attention to operating and growing our business during the execution of the JDE Peet's Acquisition and the Separation; the potential downgrade of our credit ratings as a result of debt incurred and/or assumed in connection with the JDE Peet's Acquisition; the possibility of negative impacts on business relationships in connection with the JDE Peet's Acquisition and the Separation; the risk that the JDE Peet's Acquisition and the Separation incur significant additional costs; the risk of potential litigation; negative effects of the announcement and pendency of the JDE Peet's Acquisition and the Separation on our share price; the ability to achieve the anticipated strategic and financial benefits from the Separation; and the factors described under "Risk Factors" within Part I, Item 1A and elsewhere in this Annual Report on Form 10-K and subsequent filings with the SEC.
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
This Annual Report does not constitute an offer, or any solicitation of any offer, to buy or subscribe for any securities in JDE Peet's. Any offer will be made only by means of an offer memorandum approved by the Dutch Authority for the Financial Markets. This Annual Report is not for release, publication, or distribution, in whole or in part, in or into, directly or indirectly, in any jurisdiction in which such release, publication, or distribution would be unlawful.

PART I
ITEM 1. BUSINESS
OUR COMPANY
Keurig Dr Pepper Inc. is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, GHOST, 7UP, Snapple, Green Mountain Coffee Roasters, Clamato, The Original Donut Shop, and Core Hydration, as well as the Keurig brewing system. Our beverage brands are some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, supported by powerful distribution capabilities.
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
Shape our now and next beverage portfolio. We continually evaluate organic and inorganic investments that allow us to more fully meet evolving consumer preferences. Where appropriate, we leverage and extend our existing brands. We also cultivate strong relationships with leading beverage brands that enable us to form long-term, capital-efficient partnerships. In certain cases, we may add complementary brands to our owned portfolio through acquisitions. This flexible approach allows us to optimally address whitespace growth opportunities in our portfolio.
Amplify our route-to-market advantage. In our DSD network, we have strategically located distribution capabilities that enable us to better align our operations with our customers and sales channels, ensure our products are available to meet consumer demand, reduce transportation costs, and have greater control over the timing and coordination of new product launches. We actively manage transportation of our products using our fleet (owned and leased) of approximately 8,100 vehicles in the U.S. and 2,200 in Mexico, as well as third-party logistics providers.
With our Keurig.com website, we have a leading direct-to-consumer e-commerce platform which provides us insights and expertise in the e-commerce channel. We continually invest in digital tools and capabilities as part of our route-to-market strategy, and as one element of a holistic digital transformation across KDP.
Generate fuel for growth. We focus on critical transformational investments that drive continuous productivity and network optimization. We also maintain emphasis on lean overheads to drive operating leverage and fund investments in our growth opportunities.
Dynamically allocate capital. Our highly efficient business model, focused on an optimized capital structure, gives us optionality to invest internally and pursue investments, partnerships, acquisitions, or other opportunities to continue to drive growth and create value, while remaining committed to a strong balance sheet with investment grade ratings.

PROPOSED JDE PEET'S ACQUISITION AND SUBSEQUENT SEPARATION
On August 24, 2025, we entered into an agreement to acquire JDE Peet's, a global pure-play coffee company with a portfolio of leading brands including Jacobs, L'OR, and Peet's. The JDE Peet's Acquisition is expected to occur early in the second quarter of 2026 and is subject to the satisfaction or waiver of the closing conditions, including the acceptance of the offer by the shareholders of JDE Peet's. We’ve also entered into a series of transactions to fund the JDE Peet's Acquisition. Refer to Note 3 of the Notes to our Consolidated Financial Statements for additional information on the JDE Peet's Acquisition and related transactions.
On August 25, 2025, we announced our intention to separate our beverage and coffee portfolios into two independent, publicly traded companies, which will allow for more tailored growth strategies, operating models, and approaches to capital allocation. The Separation is expected to occur subsequent to the closure of the JDE Peet's Acquisition.
OUR PRODUCTS AND OPERATING STRUCTURE
We are a leading integrated brand owner, manufacturer, and distributor of beverages in the U.S., Canada, Mexico, the Caribbean, and other international markets.
Operating and Reportable Segments
As of December 31, 2025, our operating structure consists of three operating and reportable segments: U.S. Refreshment Beverages, U.S. Coffee, and International. Segment financial data, including financial information about foreign and domestic operations, is included in Note 9 of the Notes to our Consolidated Financial Statements.
U.S. Refreshment Beverages
Our U.S. Refreshment Beverages segment is a brand owner, manufacturer, and distributor of LRBs in the U.S. In this segment, we manufacture and distribute beverage concentrates, syrups, finished beverages, and other consumables to third-party bottlers, distributors, retailers, and, ultimately, the end consumer.
We manufacture beverage concentrates and syrups, which we then sell throughout the U.S. to third-party bottlers or use them in our own manufacturing systems. Beverage concentrates, which are highly concentrated proprietary flavors, are combined with carbonation, water, sweeteners, and other ingredients, packaged in cans, bottles, or other packaging, and sold as a packaged beverage to retailers and, ultimately, the end consumer. Beverage concentrates are also manufactured into syrup, which is shipped to fountain customers, such as fast food restaurants, who mix the syrup with water and carbonation to create a finished beverage at the point of sale to consumers. Dr Pepper represents most of our fountain channel volume.
We manufacture and distribute finished beverages of our own beverage brands. Additionally, in order to maximize the size and scale of our manufacturing and distribution operations, we also distribute finished beverages for our partner brands and manufacture finished beverages for other third parties, including partners and private labels. We partner with other brands seeking effective route-to-market capabilities, including national selling and distribution scale. These brands can also give us exposure in certain markets to fast-growing segments of the beverage industry in a capital-efficient manner. We sell finished beverages through our DSD and our WD systems, both of which include sales to all major retail channels.
Key brands in this segment include Dr Pepper, Canada Dry, Mott's, A&W, GHOST, 7UP, Snapple, Squirt, Electrolit, Sunkist soda, C4 Energy, Hawaiian Punch, Bloom, Vita Coco, Core Hydration, Bai, Evian, Clamato, Yoo-Hoo, Big Red, and RC Cola.

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
We manufacture and sell 100% of the K-Cup pods of our owned and licensed brands, including Green Mountain Coffee Roasters, McCafé, and The Original Donut Shop, to retailers, away from home channel participants, and end-use consumers. We manufacture K-Cup pods for our partner brands, who in turn sell them to retailers and consumers. Our partner brands include Starbucks, Dunkin', Folgers, and Peet's, among others. We have agreements for manufacturing, distributing, and selling K-Cup pods for tea under brands such as Celestial Seasonings and Bigelow. We produce and sell K-Cup pods for cocoa, including through a licensing agreement for the Swiss Miss brand, and hot apple cider, including under our own brand, Mott's. Generally, we are able to sell these partner brands to our away from home channel participants and directly to consumers through our website at www.keurig.com. We also participate in private label manufacturing arrangements.
Our U.S. Coffee segment manufactures K-Cup pods using freshly roasted and ground coffee as well as tea, cocoa, and other products. We offer high-quality, responsibly sourced coffee, including certified single-origin, organic, flavored, limited edition, and proprietary blends. We carefully select our coffee beans and roast them to optimize their taste and flavor differences. We engineer and design most of our single serve brewers and utilize third-party contract manufacturers located in various countries in Asia for brewer appliance manufacturing. We distribute our brewers using third-party distributors and retail partners, as well as directly to consumers through our website at www.keurig.com.
International
Our International segment includes:
•Sales in Canada, Mexico, the Caribbean, and other international markets from the manufacture and distribution of branded concentrates, syrup, and finished beverages, including sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers. Key beverage brands include Peñafiel, Clamato, Canada Dry, Squirt, Dr Pepper, Mott's, Schweppes, and Crush.
•Sales in Canada from the manufacture and distribution of finished goods relating to our single serve brewers, K-Cup pods, and other coffee products to partners and retailers, as well as directly to consumer through our website at www.keurig.ca. Key K-Cup pod brands include McCafé, Tim Hortons, and Van Houtte, as well as other partner and private label brands.
Product Innovation and New Partnerships
We are focused on a robust innovation pipeline within our portfolio of products to expand our consumer base and grow market share. We regularly launch new brewers with new features and benefits, technological advances, sustainable attributes, and changes in aesthetics to provide a variety of options to suit individual consumer preferences. We also continuously innovate and renovate our portfolio of K-Cup pods and beverages to provide an expansive array of flavors.
In 2025, we released new flavor innovations, including Dr Pepper Blackberry and 7UP Tropical. Additionally, through our partnership with Bloom, we entered the prebiotic CSD market during the year with the distribution of Bloom Pop.

We launched our Keurig K-Mini Mate brewer, with a compact design that saves space without compromising on coffee quality. Additionally, we released the Keurig K-Crema brewer, which allows users to brew crema-topped coffees from traditional K-Cup pods. We have also continued to progress in the development of our Keurig Alta brewer and K-Rounds plastic- and aluminum-free pods. We began in-home consumer beta testing during the year and expect to launch these products in late 2026.
In the fourth quarter of 2025, we debuted the first-ever coffee line under the Keurig brand, the Keurig Coffee Collective. This collection showcases the new Refined Grind manufacturing technique, which grinds premium beans to a high density and allows for more coffee in each K-Cup pod.
CUSTOMERS
We primarily serve the following types of customers:
Retailers
Retailers include supermarkets, hypermarkets, mass merchandisers, club stores, e-commerce retailers, office superstores, vending machines, fountains, grocery and drug stores, convenience stores, and other small outlets. Retailers purchase finished beverages, K-Cup pods, appliances, and accessories directly from us. Our portfolio of strong brands, operational scale, and experience in the beverage industry has enabled us to maintain strong relationships with major retailers throughout the U.S., Canada, and Mexico. Our largest retailer, Walmart, represented approximately 16% of our consolidated net sales in 2025. Net sales to Walmart are included in all reportable segments.
Bottlers and Distributors
In the U.S. and Canada, we generally grant manufacturing and distribution licenses for our CSDs to bottlers for specific geographic areas that are typically exclusive and long-term. These bottlers may be affiliated with Coca-Cola or with PepsiCo, or they may be independent. These agreements prohibit bottlers and distributors from selling the licensed products outside their exclusive territory and from selling any imitative products in that territory. Generally, we may terminate bottling and distribution agreements only for cause or change in control, and the bottler or distributor may terminate without cause upon giving certain specified notice and complying with other applicable conditions. These bottlers and distributor agreements may also contain provisions for fountain distribution rights, which are not exclusive for a territory, but generally do restrict bottlers from carrying imitative product in the territory.
Certain other brands, such as Snapple and Core, are licensed for distribution in various territories to bottlers and a number of smaller distributors such as beer wholesalers, wine and spirit distributors, independent distributors, and retail brokers.
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
Our primary competitors include Coca-Cola, PepsiCo, Starbucks Corporation, The J.M. Smucker Company, The Kraft Heinz Company, and Nestlé S.A. Although these companies offer competing brands in categories we participate in, many are also our partners or customers, as they purchase products directly from us.
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
For beverages in emerging and fast growing categories where we may not currently have a brand presence, we license various trademarks from third-party partners, which generally allow us to sell and distribute certain products or brands throughout the U.S., Canada, or Mexico. These partners view us as a distributor with strong route-to-market resources to grow their brands. Although these licenses vary in length and other terms, they generally are long-term and require a payment from the partner if the licensing agreement is terminated. In some instances, we make investments in these companies, which may include a path to acquire the company. As of December 31, 2025, our portfolio of partner brands included C4 energy drinks, Electrolit instant hydration beverages, Vita Coco coconut water, Bloom energy drinks and prebiotic sodas, evian water, Polar Beverages seltzer water, La Colombe shelf-stable RTD coffee, and Black Rifle Coffee Company energy drinks.
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
HUMAN CAPITAL RESOURCES
Our Employees
We have approximately 30,600 employees, primarily located in North America. In the U.S., we have approximately 23,200 employees, of which approximately 5,700 employees are covered by union collective bargaining agreements. In Mexico, we have approximately 5,700 employees, of which approximately 4,200 are covered by union collective bargaining agreements. In Canada, we have approximately 1,400 employees, with approximately 400 covered by union collective bargaining agreements. We also have approximately 300 employees outside of North America.
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

Our employee benefits programs strive to deliver competitive benefits that are effective in attracting and retaining talent, and that create a culture of well-being and inclusiveness, designed to support each team member's unique needs. Our total package of benefits is designed to support the physical, mental, and financial health of our employees, and we currently provide access to medical, dental, vision, life insurance, retirement benefits, and disability benefits, as well as assistance with major life activities such as adoption, childbirth, and eldercare, among other benefits.
Our Culture
Together with our employees, we created a set of core values that define how we work together and are the cornerstone of our culture. We embrace a challenger mindset, which, together with our strategy and core values, are the unifying force for our team and guide our actions, each and every day. Our four core values are:
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
Employee Health and Safety
We use a wide variety of strategies and programs to support the health and safety of our employees. Our Environmental Health & Safety team considers all aspects of what our employees may encounter and works to minimize risk. Key to these efforts are data and preventive actions. We measure Lost Time Incident Rate, a reliable indication of Total Recordable Injuries Rate severity, and use a risk reduction process that thoroughly analyzes injuries and near misses.
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

GOVERNMENTAL REGULATIONS ON OUR BUSINESS
In the normal course of our business, we are subject to a variety of federal, state, and local laws and regulations in the countries in which we do business. Regulations in the U.S., as well as jurisdictions including Canada, Mexico, and the European Union, apply to many aspects of our business, including our products and their ingredients, manufacturing, safety, labeling, transportation, packaging, advertising, and sale. For example, our products and their manufacturing, labeling, marketing, and sale in the U.S. are subject to various aspects of the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Robinson-Patman Act, the Clayton Act, the Sherman Act, the Lanham Act, state consumer protection laws, and state warning and labeling laws, such as the state of California's Safe Drinking Water and Toxic Enforcement Act of 1986.
Various countries, states, provinces, and other authorities have enacted eco-taxes, extended producer responsibility laws, water-use restrictions, deposit or reuse/refill mandates, fees on certain products or packaging, restrictions or bans on the use of certain types of packaging, including single-use plastics, and regulations on PFAS, and other chemicals of concern. Regulators have also expressed concerns about the processing and use of particular ingredients or additives in beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products or packaging, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. Certain countries, as well as cities and municipalities within the U.S., have passed various taxes on the distribution of sugar-sweetened and diet beverages. We expect that legislation or regulations like those described above will continue to be proposed in the future at local, state and federal levels, both in the U.S. and elsewhere.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report, the following factors should be considered, which could materially affect our business, financial condition, and results of operations. The risks described below are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse affect on our business, financial condition, or results of operations.
RISK FACTORS SUMMARY
•Disruption of our manufacturing and distribution operations or supply chain, including increased input costs, may adversely affect our financial condition or results of operations.
•We operate in highly competitive categories, and any inability to compete effectively could adversely impact our business.
•We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
•Concerns about the safety, quality, or health effects of our products could negatively affect our business.
•Damage to our reputation or brand image can adversely affect our business.
•If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may adversely be affected.
•Failure to realize benefits or successfully manage the potential negative consequences of our productivity initiatives can adversely affect our financial performance.
•Our facilities and operations may require substantial investment and upgrading, and such investments may not achieve the intended financial benefits.
•We depend on key information systems, and our use of information technology exposes us to business disruptions that could adversely affect us.
•Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property could harm our business.
•Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce, could significantly impact our operations.
•We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including new unionization, labor disputes, or work stoppages.
•Increases in our cost of employee benefits in the future could reduce our profitability.
•We negotiate with our suppliers to optimize our terms and conditions, including payment terms, and reductions in our payment terms with our suppliers could adversely affect our liquidity.
•An impairment of the value of our goodwill and other indefinite lived intangible assets could have a material adverse effect on our financial statements.
•We depend on third-party bottling and distribution companies for a significant portion of our business.
•Changes in the retail landscape or in sales to any key customer can adversely affect our business.
•Failure to maintain strategic relationships with brand owners and private label brands could adversely impact our future growth and business, potentially resulting in the termination of those agreements.
•Equity method investments are managed independently of us and may have different interests than we do. Their decisions could impact our financial performance.
•The use of information technology by our third-party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us.
•We rely on the performance of a limited number of suppliers and manufacturers for our brewers, and a limited number of order fulfillment companies for our brewers, beverage concentrates, and syrups.

•Our financial results may be negatively impacted by unfavorable economic and geopolitical conditions.
•U.S. and international laws and regulations could adversely affect our business.
•Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
•Increased concerns related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
•Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
•Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
•Failure to comply with personal data protection and privacy laws can adversely affect our business.
•Climate change or related legislation could adversely affect our business.
•Water scarcity and quality could adversely affect our business.
•Fluctuations in our effective tax rate may result in volatility in our financial results.
•We may not complete the proposed JDE Peet's Acquisition within the time frame we anticipate, or at all, which could adversely affect our business.
•The market price of our common stock may decline as a result the JDE Peet's Acquisition.
•We will incur significant direct and indirect costs as a result of the JDE Peet's Acquisition.
•The JDE Peet's Acquisition will expose us to inherent risks in JDE Peet's' business and those geographies where JDE Peet's currently operates, which could adversely affect our business.
•If our due diligence investigation of JDE Peet's was inadequate or if unexpected risks related to JDE Peet's and its business materialize, it could have a material adverse effect on our business.
•We may not successfully integrate JDE Peet's into our business, or such integration may be more difficult, time-consuming, or costly than expected, which could adversely affect our business.
•We will be subject to business uncertainties related to the JDE Peet's Acquisition.
•We will incur and assume significant debt as a result of the JDE Peet's Acquisition, which could adversely affect our financial performance.
•In connection with the JDE Peet's Acquisition, we expect to consummate the JV Investment, which could restrict our operational and corporate flexibility, impact our cash resources, and/or depress the market price of our common stock.
•The issuance of Convertible Preferred Stock in connection with the JDE Peet's Acquisition may adversely affect the rights and market price of our common stock as well as our capital resources.
•We may issue additional equity securities in the future to raise proceeds to fund the JDE Peet's Acquisition, which may result in further dilution to our existing shareholders.
•The Separation may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, expenses, and resources, which could adversely affect our business.
•We may be unable to achieve some or all of the anticipated strategic and financial benefits from the Separation.
•Following the Separation, we may not maintain a satisfactory credit rating, which could adversely affect the financial performance of our businesses.
•Following the Separation, the price of our common stock may decline and may experience greater volatility.

RISKS RELATED TO OUR OPERATIONS
Disruption of our manufacturing and distribution operations or supply chain, including increased input costs, may adversely affect our financial condition or results of operations.
We have experienced, and could continue to experience, disruptions in our supply chain and our manufacturing and distribution operations, which could have a material adverse effect on our business. Some raw materials and supplies used in the production of our products, including packaging materials, are available from a limited number of suppliers or from a sole supplier, or are in short supply when seasonal demand is at its peak. Certain raw materials and supplies used in the production of our products are sourced from countries experiencing civil unrest, political instability, or unfavorable economic conditions. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. We may not be able to maintain favorable arrangements and relationships with suppliers, and our contingency plans may not be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture and distribution of our products. In order to ensure a continuous supply of high-quality raw materials, some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials; the timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. Any sustained or significant disruption to the manufacturing or sourcing of raw materials could increase our costs and interrupt product supply, which could adversely impact our business. Additionally, if demand increases beyond our production capabilities, we may need to expand our capacity. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities, or may take a significant time to start production, each of which could negatively affect our business and financial performance.
The raw materials and other supplies, including agricultural commodities (such as coffee, apples, and corn), fuel and packaging materials, transportation, and other supply chain inputs that we use for the manufacturing, production, and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including: changes in supply and demand; supplier capacity constraints; inflation; weather conditions (including the effects of climate change); natural disasters; disease or pests; agricultural uncertainty; cost increases in farm inputs; health epidemics, pandemics, or other contagious outbreaks; labor shortages, strikes, or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new, increased, or retaliatory tariffs, sanctions, quotas, or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; speculation in global trading of commodities, such as coffee; or fluctuations in foreign currency exchange rates. Many of these factors could also cause a significant disruption at our manufacturing and distribution facilities or the facilities of our bottlers, contract manufacturers, or distributors, which could have a material adverse effect on our business. We have been affected by a number of these factors, led by inflationary pressures on input and other costs, which may continue.
Many of our raw materials and supplies are purchased in the open market, and the prices we pay for such items are subject to fluctuation. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. This could lead to higher and more variable inventory levels or higher raw material costs for us. In our coffee business, the quality of the coffee we seek tends to trade on a negotiated basis at a premium above the "C" price of coffee. This premium depends upon the supply and demand at the time of purchase and can vary significantly. Volatility in coffee prices can impact our ability to enter into fixed-price purchase commitments. We frequently enter into "price-to-be-fixed" supply contracts with defined quality, quantity, delivery, and other negotiated terms, but the date, and therefore price, at which the base coffee commodity price component will be fixed has not yet been established.
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

We operate in highly competitive categories, and any inability to compete effectively could adversely impact our business.
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. We compete with multinational corporations that can rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route-to-market, reducing prices, or increasing promotional activities. We also compete with various smaller or regional companies and private label manufacturers, which may be more innovative, better able to bring new products to market, and better able to quickly serve niche markets. Additionally, we compete for contract manufacturing with other bottlers and manufacturers.
A significant portion of our business is attributable to sales of K-Cup pods for use with Keurig brewing systems. Continued acceptance of Keurig brewers to further increase household penetration is a significant factor in our growth plans. Any substantial or sustained decline in the sale of Keurig brewers could materially and adversely affect our business. Keurig brewers compete against all sellers and types of coffeemakers, as well as cafes and coffee shops. Our competitive position may be weakened if we do not succeed in differentiating Keurig brewers from our competitors' products.
Our sales of beverages, Keurig brewers, K-Cup pods, and other products may be negatively affected by numerous factors including our inability to maintain or increase prices, our inability to effectively promote our products, new entrants into the market, the decision of wholesalers, retailers, or consumers to purchase competitors' products instead of ours, increased marketing costs, and higher in-store placement and slotting fees driven by our competitors' willingness to spend aggressively. In addition, the continued growth of e-commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we are unable to effectively compete, our business and our financial results would be negatively affected.
We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers' preferences continually evolve due to a variety of factors, including changing demographics of the population, social trends, changes in consumer lifestyles and consumption patterns, including from the use of weight loss drugs, concerns or perceptions regarding the health effects or environmental impact of our products or packaging, concerns regarding the location of origin or source of ingredients and products, changes in consumers' spending habits, negative publicity, economic downturn, or other factors. If we do not effectively anticipate and respond to changing trends and consumer beverage preferences, including through innovation and renovation, our sales and growth could suffer. Addressing changes in consumer preferences may require successful development, introduction, and marketing of new products and line extensions. There are inherent risks associated with new product or packaging innovation, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. Successful innovation may depend on our ability to obtain, protect, and maintain necessary intellectual property rights and to avoid infringing upon the intellectual property rights of others. Failure to innovate successfully could compromise our competitive position and impact our product sales, financial condition, and operating results.
Consumers are increasingly focused on sustainability, with particular attention to the recyclability or reuse of product packaging, reducing consumption of single-use plastics and non-recyclable materials, and the environmental impact of manufacturing operations. If we do not meet consumer demands by continuing to provide sustainable packaging options and focusing on sustainability throughout our manufacturing operations, our sales could suffer.
Consumer shopping behavior is also rapidly evolving. Changes in mobility, travel, and leisure activity patterns, the acceleration of e-commerce, inflation and economic uncertainty, and pandemics, epidemics, or other disease outbreaks, among others, have impacted and could continue to impact consumer shopping behavior and demand for our products. If we are unable to meet the consumer where and when they desire their products or if we are unable to respond to changes in distribution channels, our financial results could be adversely impacted.

Concerns about the safety, quality, or health effects of our products could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including beverage products, their ingredients, their packaging, and our brewers. A failure or perceived failure to meet our quality, health, or safety standards, particularly as we expand our product offerings through innovation, partnerships, or acquisitions into new beverage categories, including product contamination or tampering, undeclared allergens, or allegations of mislabeling, whether actual or perceived, has occurred, and may in the future occur, in our operations or those of our bottlers, manufacturers, distributors, or suppliers. This could result in time-consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of product for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and other returns of goods. Moreover, negative publicity may result from false, unfounded, or nominal liability claims or limited recalls.
In addition, adverse public opinion, third-party studies, or other allegations, whether or not valid, regarding the perceived or potential negative health effects of processing or ingredients in our beverage products, such as concerns about the caloric intake associated with soft drinks or the use of synthetic colors, nutritive and non-nutritive sweeteners or other additives in our beverages, or chemicals of concern or other substances in our ingredients or materials, may contribute to actual or threatened legal action against us, negative consumer perception of our products, new or increased taxes on our products, or additional government regulation, including new or increased restrictions on the inclusion of our products in benefit programs, such as the U.S. supplemental nutrition assistance program known as SNAP, any of which could result in decreased demand for our products or reformulations of existing products to remove such ingredients or substances, which may be costly and reduce their appeal. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing, particular ingredients used in our products, or unintentional contaminants that may be present in the water supply.
Any or all of these events may lead to a loss of consumer confidence and trust, could damage the reputation of our brands, and may cause consumers to choose other products, which could negatively affect our business and financial performance.
Damage to our reputation or brand image can adversely affect our business.
Our ability to maintain our reputation and the brand image of our products is important to our success. Our corporate image and reputation has in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to achieve goals or maintain high standards relating to ethical and business practices, including with respect to human rights, child labor laws, workplace conditions, employee health and safety, the nutrition profile of our products, packaging, water use, and impact on the environment; any failure to address health or other concerns about our products, products we distribute, or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; and consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media, and our response to political and social issues or catastrophic events or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may adversely be affected.
From time to time, we acquire or invest in businesses or brands, form joint ventures, and enter into licensing and distribution agreements. If we are unable to complete such transactions or successfully integrate and develop acquired businesses, we could fail to achieve the expected increases in revenues and operating results or the anticipated synergies and cost savings. Additional acquisition risks which could adversely affect our financial results include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or customers from the acquired business, assumption of unforeseen risks and liabilities, and greater than anticipated operating costs of the acquired business, among others. Our quality management protocols, which are designed to ensure product quality and safety, may not be sufficiently robust to fully manage the expanded range of product offerings introduced through new investments or licensing or distribution agreements, which may increase our costs or subject us to negative publicity. In addition, we may also experience delays in extending our respective internal control over financial reporting to new acquisitions or investments, which may increase the risk of misstatements in our financial records and in our consolidated financial statements.
In the past we have been, and in the future we may be, unable to realize the expected benefits of acquisitions, investments, or licensing or distribution agreements; it may also take longer than expected to realize the expected benefits. Our ability to manage and improve the performance of acquired businesses or brands and our other investments and ventures will impact our financial performance. If we are unable to achieve the strategic and financial objectives for such transactions, our consolidated results could be negatively affected.
Refer to the Risks Related to the JDE Peet's Acquisition section for risks specific to the JDE Peet's Acquisition.
Failure to realize benefits or successfully manage the potential negative consequences of our productivity initiatives can adversely affect our financial performance.
We pursue strategic initiatives that are transformative in nature and are expected to generate significant cost savings or productivity over time. These strategic initiatives have included investments in new technologies and optimization of certain processes and of our manufacturing footprint. Some of our productivity initiatives may result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, inability to obtain expected savings to reinvest into the business, inability to attract or retain employees, negative publicity, and disruption of the internal control structures of the affected business operations. If we are unable to successfully implement our productivity initiatives as planned, or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.
Our facilities and operations may require substantial investment and upgrading, and such investments may not achieve the intended financial benefits.
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
We have ongoing programs to invest and upgrade our manufacturing, distribution, and other facilities. These investments require us to rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. We have experienced delays related to the production equipment contained within our manufacturing facilities, including delays in receiving the equipment or in operating the equipment according to specifications outlined by the manufacturer, which have led to increased costs, and we may continue to experience such delays and cost increases.

We depend on key information systems, and our use of information technology exposes us to business disruptions that could adversely affect us.
Our information systems contain proprietary and other confidential information related to our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment, or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup, and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers, or other business disruptions, all of which could negatively affect our business and financial performance. Our users' data and customer information may be improperly accessed, used, or disclosed if we fail to adopt or adhere to adequate information security practices, or in the event of a breach of our networks, which could subject us to legal action, reputational harm, or otherwise negatively impact our business and financial performance.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes, and other trade secrets. We cannot be certain that the legal steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. We and third parties, including competitors, could come into conflict over intellectual property rights, resulting in disruptive and expensive litigation. If we are unable to protect our intellectual property rights, our brands, products, and business could be harmed.
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
Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce, could significantly impact our operations.
The labor market has experienced and may continue to experience labor shortages, inflation in labor costs, and increased employee turnover, which has impacted and may continue to impact our ability to attract and retain a highly skilled and diverse workforce. Competition in the labor market for qualified employees has increased alongside current and prospective employees' changing expectations for compensation, benefits, and flexible work models. Unplanned turnover or failure to develop and implement succession plans for senior management and other key personnel could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, including employees with specialized capabilities, can damage our business results and our reputation.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including new unionization, labor disputes, or work stoppages.
Many of our employees that are involved in the manufacturing or distribution of our products are covered by collective bargaining agreements. Additional employees have sought and may continue to seek to be covered by collective bargaining agreements, which may be facilitated by changing labor laws and regulations. These agreements typically expire every three to four years at various dates. We may not be able to renew our existing collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes, or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of existing, renewed, or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.

Increases in our cost of employee benefits in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs, and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs, declines in investment returns on pension assets, and changes in discount rates used to calculate pension and related liabilities. These factors will continue to put pressure on our business and financial performance. There can be no assurance that we will succeed in limiting future cost increases, and continued upward cost pressure could have a material adverse effect on our business and financial performance.
RISKS RELATED TO OUR FINANCIAL PERFORMANCE
We negotiate with our suppliers to optimize our terms and conditions, including payment terms, and reductions in our payment terms with our suppliers could adversely affect our liquidity.
We negotiate with our suppliers to optimize our terms and conditions, which includes the consideration of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. The length of our payment terms has been reduced in recent periods and may continue to be reduced, including as a result of a supplier being replaced, renegotiation of a supplier's contract during the procurement process, through efforts to increase the overall pool of potential suppliers for selection, or in order to receive favorable pricing or other terms during commercial negotiations. Reductions in our payment terms have negatively affected, and could continue to negatively affect, our liquidity and our ability to maximize our working capital. Reduced payment terms have contributed to, and could continue to contribute to, our need to utilize various financing arrangements for short-term liquidity.
An impairment of the value of our goodwill and other indefinite lived intangible assets could have a material adverse effect on our financial statements.
As of December 31, 2025, we had $55 billion of total assets, of which approximately $20 billion were goodwill and approximately $24 billion were intangible assets. Intangible assets include both definite and indefinite lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, contractual arrangements, and distribution rights. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. In addition, definite lived intangible assets, property, plant, and equipment, and equity method investments are evaluated for impairment or accelerated depreciation as circumstances indicate.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. We have in the past recorded impairments, including during the year ended December 31, 2025, and could do so again as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include changes in our financial and operating outlook and changes in our discount rates, which could change due to factors such as movement in risk free interest rates, changes in general market interest rates and market beta volatility, and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and our effective tax rate.
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

In most cases, they are able to terminate their bottling and distribution arrangements with us without cause. In some cases, the license agreements include buy-out rights that allow us to exit for a fee, and we may have additional limited termination rights. The termination of any material license arrangement could adversely affect our business and financial performance, and any disputes could be costly and divert management attention. We may need to increase support for our brands in certain territories to maintain our route-to-market and may not be able to pass price increases through to third-party bottlers and distributors. Deteriorating economic conditions could negatively impact the financial viability of third-party bottlers.
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
We also regularly enter into strategic relationships for the manufacturing and/or distribution of beverage products from partner brand owners, including in emerging or fast-growing segments in which we may not currently have a brand presence. If our partner brands terminate their agreements with us, it could negatively affect our revenues and results of operations.
Equity method investments are managed independently of us and may have different interests than we do. Their decisions could impact our financial performance.
We regularly review our product portfolio and evaluate strategic transactions, such as equity method investments, generally to gain entry into categories where we do not participate or to expand our presence in areas where our participation is currently limited. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns and benefits as a result of the transaction, within the anticipated time frame, or at all. As these equity method investments are managed independently, we may be impacted by their business decisions or other actions, as they may have different interests than we do. We recognize a portion of our investees' financial results within our net income based upon our ownership interest, unless the investment agreement indicates an alternative allocation of earnings or losses.

We also assess our equity method investments as and when required by U.S. GAAP to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform similar recoverability and impairment tests, and we record our share of impairment charges recorded by them, if any, adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes, and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our net income could be materially adversely affected.
The use of information technology by our third-party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us.
We rely on third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors, and other business partners, for certain areas of our business, including certain finance, accounting, and IT functions, workforce management, and payroll processing. Some of our commercial partners may also receive or store information provided by us or our users through their websites, including information entrusted to them by customers. Our users' data and customer information may be improperly accessed, used, or disclosed if these third-party commercial partners fail to adopt or adhere to adequate information security practices or fail to comply with their respective online policies, or in the event of a breach of our or their networks. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may experience business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches, or otherwise incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation, a negative impact on employee morale, or the loss of current or potential customers, all of which can adversely affect our business.
These third parties are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory, and market risks of their own. We do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational, and operational risk. We have in the past, and may in the future, experience indirect impacts of events that take place at our third-party service providers and other business partners. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
We rely on the performance of a limited number of suppliers and manufacturers for our brewers, and a limited number of order fulfillment companies for our brewers, beverage concentrates, and syrups.
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
The majority of the distribution of our brewers, beverage concentrates, and syrups is handled by third-party order fulfillment companies in the U.S. Our third-party manufacturers and order fulfillment companies are subject to disruption, including as a result of health epidemics, natural disasters, information technology failures, commercial or international trade disputes, governmental regulatory and enforcement actions, labor stoppages or strikes, financial issues, or otherwise. These issues could delay importation and increase the cost of products, delay the fulfillment of the brewers, beverage concentrates, and syrups to our customers, or require us to locate alternative manufacturers or order fulfillment companies to avoid disruption, which could adversely affect our product sales and operating results.

GENERAL RISK FACTORS
Our financial results may be negatively impacted by unfavorable economic and geopolitical conditions.
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
We cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business. Disruptions in financial and credit markets could also have a negative effect on our ability to raise capital, including through the issuance of unsecured commercial paper or senior notes. In addition, declines in the securities and credit markets could affect our pension and PRMB assets and obligations, which in turn could increase our funding requirements.
Unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism, or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries, such as changes in or terminations of existing trade agreements, or the imposition of tariffs (including recent U.S. tariffs imposed or threatened to be imposed on Canada, Mexico, China, Brazil, and other countries, and any retaliatory actions taken by such countries), or otherwise, has and could continue to impact our profitability or otherwise have an adverse effect on our business.
We do not currently have operations in Russia, Ukraine, or the Middle East, but due to the impact of the ongoing conflicts in those regions on the global economy, we have experienced and may continue to experience supply chain constraints; inflation in input costs, logistics, manufacturing, and labor costs; volatility in fuel and commodity prices and fluctuations in foreign exchange rates and interest rates, any of which could adversely impact our results of operations.
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
Any significant change in laws or regulations or their interpretation, in any of these jurisdictions, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution, or sale of certain of our products, particularly our beverages, as a result of ingredients (including sweeteners or alcohol) or packaging and packaging materials, which could increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance. Increasing governmental and societal attention to environmental, social, and governance matters has resulted and could continue to result in new laws or regulatory requirements, including new or expanded disclosure requirements that are expected to continue to expand the nature, scope, and complexity of matters on which we are required to report. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. Violations of laws or regulations could damage our reputation and/or result in criminal, civil, or administrative actions with substantial financial penalties and operational limitations.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We have been, and in the future may be, a party to various litigation, claims, legal (including regulatory) proceedings, inquiries, and investigations that may include employment, tort, contract, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection, discriminatory pricing, privacy, tax, insurance, and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California's "Proposition 65," public statements and disclosures under securities laws, antitrust, advertising, consumer protection, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses, and we establish an accrual as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
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
We, and our third-party service providers, use information technology to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers, and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal, and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, information technology, human resources, and computing functions. Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. In addition, our continuity of business applications and operations has been, and may in the future be, disrupted by other issues, including cybersecurity attacks (which may include social engineering, business email compromise, cyber extortion, denial of service, attempts to exploit vulnerabilities, hacking, website defacement, theft of passwords and other credentials, or unauthorized use of computing resources for digital currency mining); issues with or errors in systems' maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; telecommunication failures; natural disasters; terrorist attacks; unintentional or malicious actions of employees or contractors; and fires and other catastrophic occurrences and other cyber incidents.
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
Similar risks exist with respect to our third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors, and other business partners, that we rely upon for certain areas of our business, including payroll processing, health and benefit plan administration, and certain finance and accounting functions. When risks such as these materialize, the need for us to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, and for third-party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
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
RISKS RELATED TO THE JDE PEET'S ACQUISITION
We may not complete the proposed JDE Peet's Acquisition within the time frame we anticipate, or at all, which could adversely affect our business.
On August 24, 2025, we entered into the JDE Peet's Acquisition Agreement, and on January 16, 2026, pursuant to the terms of the JDE Peet's Acquisition Agreement, we commenced a tender offer to acquire all of the issued ordinary shares of JDE Peet's. The JDE Peet's Acquisition is expected to close in the first half of 2026 and will depend on a number of conditions being satisfied, including receiving the minimum number of tenders and other closing conditions. Our ability to complete the proposed JDE Peet's Acquisition in the anticipated timeline, or at all, could be impacted by any or all of the following events, which may have an adverse impact on our business:
The requisite number of JDE Peet's shareholders may not tender their shares.
The JDE Peet's Acquisition Agreement provides that the completion of the proposed JDE Peet's Acquisition will be subject to the satisfaction or waiver of certain conditions, including the minimum tender of at least 95% of the shares of JDE Peet's, which will be reduced if the shareholders of JDE Peet's adopt resolutions for the implementation of certain post-closing measures and such resolutions are in full force and effect on the tender offer closing date. Pursuant to the JDE Peet's Acquisition Agreement, the board of directors of JDE Peet's has recommended our offer to purchase JDE Peet's for acceptance by shareholders. Concurrently with the entry into the JDE Peet's Acquisition Agreement, we obtained irrevocable undertakings from Acorn Holdings B.V. and certain directors of JDE Peet's, who collectively hold in the aggregate, as of the date of such undertakings, approximately 69% of the shares of JDE Peet's. Pursuant to the terms of the irrevocable undertakings, Acorn and JDE Peet's directors have committed to tender their shares of JDE Peet's in the offer and to vote in favor of the resolutions proposed at the JDE Peet's Extraordinary General Meeting. Accordingly, additional shareholders of JDE Peet's will need to tender their shares in the offer for the offer to reach the minimum acceptance threshold and we cannot guarantee we will be successful in obtaining 100% of shares of JDE Peet's. If we are unable to obtain the requisite acceptance threshold of shares of JDE Peet's, additional measures may be performed to enable us to acquire the remaining shares, which may delay or impact our ability to complete the JDE Peet's Acquisition.
There could be legal proceedings in connection with the JDE Peet's Acquisition, the outcomes of which are uncertain, could result in substantial costs, and which could delay or prevent the completion of the JDE Peet's Acquisition.
In connection with the JDE Peet's Acquisition, plaintiffs may file lawsuits against us, JDE Peet's, and/or the directors and officers of either company. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could also result in monetary damages. Both defense costs and adverse judgments could have a negative impact on our liquidity and financial condition. Such legal proceedings could also prevent or delay the completion of the JDE Peet's Acquisition and result in additional costs to us.

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
We conducted a due diligence review related to our planned acquisition of JDE Peet's. However, we cannot be sure that our diligence surfaced all material issues that may be present inside JDE Peet's or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of JDE Peet's and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact our ongoing business and our shareholders' investment.
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
Many of these factors may be outside of the control of KDP and JDE Peet's, and any one of them could result in increased costs, decreased expected revenues, and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. In addition, even if JDE Peet's' business operations are successfully integrated with ours, the full benefits of the JDE Peet's Acquisition may not be realized, including expected cost synergies and sales or growth opportunities. Moreover, many of the integration expenses that we expect to incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve. As a result, it cannot be assured that the integration of JDE Peet's will result in the realization of the full anticipated benefits anticipated from the JDE Peet's Acquisition within the anticipated time frames, or at all.
Further, the success of the JDE Peet's Acquisition will depend in part on the retention of key employees. We may not be able to retain senior executives or key personnel. Furthermore, uncertainty about the effect of the JDE Peet's Acquisition on JDE Peet's employees may impair its ability to retain and motivate key personnel until and after the completion of the JDE Peet's Acquisition. If such key employees are not retained, we may not realize the anticipated benefits of the JDE Peet's Acquisition.

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
Additionally, as discussed below, we expect to incur significant debt related to fund this transaction, and the resulting leverage level of our business may lead to a decline in our common stock price. We may also pursue other funding alternatives that may create dilution in our stock price, including the issuance of shares of our common stock, sale of certain assets, and reductions in the net income available to our shareholders, among others.
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
In an effort to limit our potential leverage in connection with the completion of the JDE Peet's Acquisition, we may elect to pursue alternative financing arrangements, which may include, but are not limited to, the issuance of junior hybrid securities, equity-linked securities, or other financing options. While these instruments may improve our leverage level and help preserve our credit ratings, each of these alternatives may involve other downsides. If these alternative financing strategies do not achieve their intended results, or if the market reacts negatively to their specific terms, this may have an adverse effect on our business or stock price.
In connection with the JDE Peet's Acquisition, we expect to consummate the JV Investment, which could restrict our operational and corporate flexibility, impact our cash resources, and/or depress the market price of our common stock.
In connection with the previously announced JV Commitment Letter, we entered into the JV Transaction Agreement, under which we will contribute the Coffee Production Assets, as well as certain of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV, and the JV Investors will contribute, through the JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV. The remaining 51% ownership interest will remain under our ownership.

The JV Transaction Agreement provides that, at the closing of the JV Investment, we and the JV Investor Partner will enter into the Pod Manufacturing JV Agreement, which sets forth each partner's rights and responsibilities with respect to the Pod Manufacturing JV. A portion of all distributions by the Pod Manufacturing JV will be paid to the JV Investors, thereby reducing distributions to us. The JV Investor Partner will also have certain governance and consent rights that will restrict our operational and corporate flexibility with respect to the Pod Manufacturing JV. In addition, we may be required to contribute additional resources, including cash, to the Pod Manufacturing JV, which would reduce our cash available for other purposes. In the event of a change of control, the Pod Manufacturing JV would be required to redeem the interests of the JV Investors, which would reduce the cash available for distributions to us. Under certain circumstances, the interests of the JV Investors may be converted into shares of our common stock (or following the Separation, the common stock of the separated global coffee business), which could have a dilutive impact on holders of our existing common stock. Any sales of such common stock, or the perception that such shares may be sold, could depress the market price of our common stock. Furthermore, if we materially breach our obligations to the Pod Manufacturing JV, we may be required to pay monetary damages, or the JV Investors may be entitled to replace us as the operator of the Pod Manufacturing JV.
The issuance of Convertible Preferred Stock in connection with the JDE Peet's Acquisition may adversely affect the rights and market price of our common stock as well as our capital resources.
Under the Preferred Investment Agreement, we agreed to issue and sell shares of Convertible Preferred Stock to the Preferred Investors, subject to customary closing conditions. When issued, the Convertible Preferred Stock will rank senior to our common stock, meaning that, in the event of our liquidation, dissolution, or winding up, holders of the Convertible Preferred Stock would be paid in full prior to any proceeds being paid to holders of our common stock.
Preferred Investors will be entitled to dividends at a rate of 4.75% per annum, subject to increase in certain cases. They will also be entitled to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the dividends holders are entitled to receive on the Convertible Preferred Stock. Such dividends will reduce our cash available for other purposes, including working capital, strategic activities, and returning cash to holders of our common stock.
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
In addition, the Preferred Investment Agreement provides that, without the prior written consent of the KKR Investor or the Apollo Investor (so long as the KKR Investor or the Apollo Investor owns at least 50% of its initial Preferred Investment), we (i) will not amend the JDE Peet's Acquisition Agreement in a manner that would be materially adverse to the KKR Investor or the Apollo Investor, and (ii) will not permit the Separation to be consummated if (A) our pro forma total net leverage, as defined in the Preferred Investment Agreement, immediately following the Separation is greater than 4.00 to 1.00, if a Qualified IPO shall have been consummated on or prior to the Separation, or 4.25 to 1.00, if a Qualified IPO shall not have been consummated on or prior to the Separation, or (B) the corporate rating of either of the separated businesses, on a pro forma basis at the time of the Separation, would be less than investment grade from either Moody's or S&P. For so long as the Convertible Preferred Stock is outstanding, in the event of a ratings downgrade by either Moody's or S&P, we will be subject to additional negative covenants that would restrict our operational flexibility.
We may issue additional equity securities in the future to raise proceeds to fund the JDE Peet's Acquisition, which may result in further dilution to our existing shareholders.
If we raise additional capital in order to fund the JDE Peet's Acquisition, or to reduce our leverage after the JDE Peet's Acquisition, through the issuance of additional equity securities, our existing shareholders may experience further dilution. The terms of the securities we issue in the future may be more favorable to our new investors and introduce additional complexity to our capital structure.
RISKS RELATED TO THE SEPARATION
The Separation may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, expenses, and resources, which could adversely affect our business.
On August 25, 2025, we announced our intention to separate our beverage and coffee portfolios into two independent, publicly traded companies via a tax-free spin-off of our coffee business. The anticipated Separation is expected to occur subsequent to the completion of the JDE Peet's Acquisition. We cannot assure that the Separation will be completed on the anticipated timeline, if at all, or that the terms of the Separation will not change. The transaction will follow the satisfaction of customary conditions, including reviews and final approval by our Board, relevant tax opinions with respect to the tax-free nature of the transaction, effectiveness of appropriate filings with the SEC, and acceptance of the spin-off company for listing by a national securities exchange approved by our Board, the completion of audited financials of the new independent company, among others. The failure to satisfy any of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
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
We may not realize the anticipated strategic, financial, operational, or other benefits from the Separation. We also cannot predict with certainty when the expected benefits will occur or the extent to which they will be achieved. If the Separation is completed, our operational and financial profile will change and we will face new risks. As two independent, publicly traded companies, our beverage and coffee businesses will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions. There is no assurance that each separate company will be successful. The announcement and/or completion of the Separation may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur costs in connection with, or as a result of, the spin-offs, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. Significant unexpected costs or failure to realize the intended benefits of the Separation could result in a material adverse effect on the business, financial condition, results of operations, and trading price of us or the separated businesses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We, and our third-party service providers, use information technology to support our global business processes and activities, which exposes us to cybersecurity risks. Our overall risk management system includes ongoing cybersecurity risk assessment and reporting, incident management, and a diligence and risk management process for third-party service providers. Employees with network access participate in ongoing phishing, social engineering, and cybersecurity awareness training efforts, and we also conduct periodic tabletop exercises led by external consultants.
Our cybersecurity risk assessment and reporting process leverages the National Institute of Standards and Technology's Cybersecurity Framework and is managed by our CISO, whose team comprises both internal personnel and third-party cybersecurity consultants. The CISO provides periodic reports to management, including our CEO, as well as other executive leadership members, and to the Audit and Finance Committee of our Board, which has oversight for cybersecurity risk management. These reports include updates on critical cybersecurity risks and the threat landscape; updates on the status of ongoing cybersecurity improvement initiatives, the internal control environment, and ongoing internal audit activities; and, if relevant, the status of actions taken with respect to certain cybersecurity incidents identified during the period.
We have an overall incident management plan, which is intended to provide guidance and protocols to facilitate timely notification and communication to key internal and external stakeholders, as appropriate, during an incident. A subset of this incident management plan is our Security Incident Response Plan, or SIRP, which is based on leading cybersecurity incident response practices. Incidents may be escalated to the CISO, our Chief Information Officer, our Chief Legal Officer, or other members of management or the Board, depending on the severity of the incident, and are handled according to the SIRP protocols, which includes incident detection and analysis; containment, eradication and recovery; and post-incident monitoring. We have developed a framework for assessing the materiality of any such incidents, including a committee responsible for determining whether the incident is material for disclosure. The committee includes our CISO, our Chief Information Officer, our Chief Legal Officer, our Senior Vice President and Controller (Principal Accounting Officer), our head of Internal Audit, and other members of management with relevant subject matter expertise. We also maintain cybersecurity insurance coverage that is intended to cover potential costs related to cybersecurity incidents and information systems failures, subject to customary limitations, exclusions, and deductibles.
Our CISO has more than 27 years of experience in cybersecurity and information technology, including, prior to joining KDP in 2019, more than 11 years as a principal in Ernst & Young's cybersecurity practice. Our CISO reports directly to our Chief Information Officer, who also has over 38 years of experience in information technology and cybersecurity.
To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on us, refer to the risk factors captioned "Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us" and "The use of information technology by our third-party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us" in Item 1A, Risk Factors, in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
We have two global corporate headquarters, located in Frisco, Texas and Burlington, Massachusetts, both of which are leased.
The following table summarizes our principal manufacturing plants and principal warehouse and distribution facilities by geography and reportable segment as of December 31, 2025:

	U.S. Refreshment Beverages		U.S. Coffee		International		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
United States
Production facilities	7	12	—	5	—	—	7	17
Warehouse and distribution facilities	26	66	—	7	—	—	26	73
Foreign
Production facilities	1	—	—	—	3	1	4	1
Warehouse and distribution facilities	—	—	—	—	5	65	5	65
Total	34	78	—	12	8	66	42	156
We believe our facilities are well-maintained and adequate, that they are being appropriately utilized, and that they have sufficient capacity for their present intended purposes. The extent of utilization of such facilities varies based on seasonal demand for our products and the status of our investments to maintain or upgrade various technologies or equipment within such facilities. We ceased operations at our Windsor, Virginia manufacturing facility during the year ended December 31, 2025.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq's Global Select Market under the ticker symbol "KDP". As of December 31, 2025, there were 7,159 stockholders of record of our common stock. Our Board has declared a regular quarterly cash dividend and expects to continue to pay such dividends on a quarterly basis.
COMPARISON OF TOTAL STOCKHOLDER RETURN
The following performance graph compares the cumulative total returns of KDP for a five-year period with the cumulative total returns of the S&P 500 Index and the S&P Food and Beverage Select Industry Index. The graph assumes that $100 was invested on December 31, 2020, with dividends reinvested quarterly. Performance shown in the graph is not necessarily indicative of future performance.

200
180
160
140
120
100
80
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
KDP
S&P 500
S&P Food and Beverage Select Industry Index

ISSUER REPURCHASES OF EQUITY SECURITIES
On October 1, 2021, our Board authorized a share repurchase program of up to $4 billion of our outstanding common stock, enabling us to return value to shareholders. The $4 billion authorization was effective for four years, from January 1, 2022 through December 31, 2025. We did not repurchase any shares during the fourth quarter of 2025.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2025 and 2024 and year-over-year comparisons between the years ended December 31, 2025 and 2024. Discussions of the periods prior to the year ended December 31, 2024 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 and the discussion therein for the year ended December 31, 2024 compared to the year ended December 31, 2023 is incorporated by reference into this Annual Report.
This Annual Report on Form 10-K contains the names of some of our owned or licensed trademarks, trade names and service marks, which we refer to as our brands. All of the product names included in this Annual Report on Form 10-K are either our registered trademarks or those of our licensors.
OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, GHOST, 7UP, Snapple, Green Mountain Coffee Roasters, Clamato, The Original Donut Shop, and Core Hydration, as well as the Keurig brewing system. Our beverage brands are some of the most recognized beverage brands in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, supported by powerful distribution capabilities.
SEGMENTS
Our operating and reportable segments are as follows:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrups, finished beverages, and other consumables, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
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
•For beverage concentrates, we measure our sales volume as concentrate case sales for concentrates sold by us to our bottlers and distributors. A concentrate case is the amount of concentrate needed to make one case of 288 fluid ounces of finished beverage, the equivalent of 24 twelve-ounce servings. It does not include any other component of the finished beverage other than concentrate.
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

Uncertainties and Trends Affecting Our Business
Refer to Item 1A, Risk Factors, as well as the Uncertainties and Trends Affecting Liquidity and Capital Resources section below, for more information about risks and uncertainties facing us.
Refer to Note 7 of the Notes to our Consolidated Financial Statements and Item 7A, Quantitative and Qualitative Disclosures About Market Risk for management's discussion of how we manage our exposure to foreign exchange risk, interest rate risk, and commodity risk.

RESULTS OF OPERATIONS
References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024:
Consolidated Operations
The following table sets forth our consolidated results of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Dollar	Percentage
(in millions, except per share amounts)	2025	2024	Change	Change
Net sales	$16,603	$15,351	$1,252	8.2%
Cost of sales	7,604	6,822	782	11.5%
Gross profit	8,999	8,529	470	5.5%
Selling, general, and administrative expenses	5,351	5,013	338	6.7%
Impairment of goodwill	—	306	(306)	NM
Impairment of intangible assets	78	412	(334)	NM
Other operating (income) expense, net	(5)	207	(212)	NM
Income from operations	3,575	2,591	984	38.0%
Interest expense, net	754	735	19	2.6%
Other expense (income), net	134	(58)	192	NM
Income before provision for income taxes	2,687	1,914	773	40.4%
Provision for income taxes	608	473	135	28.5%
Net income	$2,079	$1,441	$638	44.3%

Earnings per common share:
Basic	$1.53	$1.06	$0.47	44.3%
Diluted	1.53	1.05	0.48	45.7%

Gross margin	54.2%	55.6%		(140) bps
Operating margin	21.5%	16.9%		460 bps
Effective tax rate	22.6%	24.7%		(210) bps
Sales Volumes

Percentage Change
LRB	1.0%
K-Cup pods	(3.9)%
Appliances	(18.0)%
Net Sales Drivers

Percentage Change
Volume / mix(1)	4.8%
Net price realization	3.8%
FX	(0.4)%
Total	8.2%
(1)The acquisition of GHOST contributed 3.8 percentage points to our consolidated volume / mix growth for the year ended December 31, 2025.

Gross profit increased $470 million, or 5.5%, to $8,999 million for the year ended December 31, 2025 compared to $8,529 million in the prior year. This performance primarily reflected the gross profit impact of net sales growth (9 percentage points), partially offset by the net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (4 percentage points).
SG&A expenses increased $338 million, or 6.7%, to $5,351 million for the year ended December 31, 2025 compared to $5,013 million in the prior year, primarily driven by increased transportation and warehousing expenses (4 percentage points), costs associated with the JDE Peet's Acquisition and Separation (2 percentage points), and higher labor costs (2 percentage points).
Impairment of goodwill in the prior year reflected a non-cash impairment charge of $306 million within the U.S. Warehouse Direct reporting unit in the U.S. Refreshment Beverages segment. Refer to Note 6 of the Notes to our Consolidated Financial Statements for further information.
Impairment of intangible assets decreased $334 million to $78 million, driven by the favorable comparison of non-cash impairment charges for intangible brand assets compared to the prior year. Refer to Note 6 of the Notes to our Consolidated Financial Statements for further information.
Other operating (income) expense, net reflected a favorable change of $212 million for the year ended December 31, 2025, primarily driven by the favorable comparison of the $225 million termination fee associated with ABI incurred in the prior year. Refer to Note 4 of the Notes to our Consolidated Financial Statements for further information.
Income from operations increased $984 million, or 38.0%, to $3,575 million for the year ended December 31, 2025 compared to $2,591 million in the prior year, driven by the favorable comparison of our non-cash impairment charges for goodwill and intangible assets compared to the prior year, increased gross profit, and the favorable comparison to the termination fee associated with ABI incurred in the prior year. These benefits were partially offset by increased SG&A expenses.
Interest expense, net increased $19 million, or 2.6%, to $754 million for the year ended December 31, 2025 compared to $735 million for the prior year, primarily driven by increased debt and higher financing costs (12 percentage points), which were mostly offset by a favorable year-over-year change in unrealized mark-to-market activity (10 percentage points).
Other expense (income), net reflected an unfavorable change of $192 million for the year ended December 31, 2025, primarily driven by an increase of $214 million in our mandatory redemption liability for GHOST.
The effective tax rate decreased 210 bps to 22.6% for the year ended December 31, 2025, compared to 24.7% in the prior year, primarily driven by the favorable comparison of the tax impact of our non-cash goodwill impairment charge in the prior year (230 bps).
Net income increased $638 million, or 44.3%, to $2,079 million for the year ended December 31, 2025, primarily driven by increased income from operations, partially offset by the increase in our mandatory redemption liability for GHOST.
Diluted EPS increased 45.7% to $1.53 per diluted share as compared to $1.05 in the prior year.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Percentage Change
(in millions)	2025	2024
Net sales
U.S. Refreshment Beverages	$10,439	$9,331	11.9%
U.S. Coffee	3,990	3,967	0.6%
International	2,174	2,053	5.9%
Total net sales	$16,603	$15,351	8.2%

Income from operations
U.S. Refreshment Beverages	$2,939	$1,878	56.5%
U.S. Coffee	962	1,079	(10.8)%
International	546	545	0.2%
Unallocated corporate costs	(872)	(911)	(4.3)%
Total income from operations	$3,575	$2,591	38.0%

Operating margin
U.S. Refreshment Beverages	28.2%	20.1%	810 bps
U.S. Coffee	24.1%	27.2%	(310) bps
International	25.1%	26.5%	(140) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	0.7%	—%	—%
U.S. Coffee	NM	(4.8)%	(19.9)%
International	2.3%	2.0%	(1.7)%
Net Sales Drivers

	Volume / Mix(1)	Net Price Realization	FX	Total
U.S. Refreshment Beverages	9.0%	2.9%	—%	11.9%
U.S. Coffee	(4.2)%	4.8%	—%	0.6%
International	3.1%	6.2%	(3.4)%	5.9%
(1)The acquisition of GHOST contributed 6.2 percentage points to our volume / mix growth in U.S. Refreshment Beverages for the year ended December 31, 2025.

U.S. Refreshment Beverages
Sales volume increased 0.7% for the year ended December 31, 2025, led by growth in our energy portfolio, including the acquisition of GHOST, and in carbonated soft drinks. These benefits were partially offset by softness in our still beverages portfolio.
Net sales increased 11.9% to $10,439 million for the year ended December 31, 2025, led by volume / mix growth, including a benefit from the acquisition of GHOST, as well as higher net price realization.
Income from operations increased 56.5% to $2,939 million for the year ended December 31, 2025. This performance was led by the favorable comparison of our non-cash impairment charges for goodwill and intangible assets compared to the prior year (34 percentage points), the gross profit impact of net sales growth (32 percentage points), and the favorable comparison of the termination fee associated with ABI incurred in the prior year (12 percentage points). These benefits were partially offset by increased transportation and warehousing expenses (8 percentage points) and higher labor costs (5 percentage points).
U.S. Coffee
Appliance volume decreased 19.9%, reflecting price elasticity impacts, category softness, and continued retailer inventory management. K-Cup pod volume decreased 4.8%, reflecting price elasticity impacts.
Net sales increased 0.6% to $3,990 million for the year ended December 31, 2025, driven by higher net price realization, partially offset by unfavorable volume / mix.
Income from operations decreased 10.8% to $962 million for the year ended December 31, 2025, driven by a net unfavorable change in ingredients, materials, and productivity, inclusive of tariffs (22 percentage points), partially offset by the benefit of net sales growth (11 percentage points).
International
LRB sales volume increased 2.3%. Appliance volumes decreased 1.7%, and K-Cup pod volumes increased 2.0%.
Net sales increased 5.9% to $2,174 million in the year ended December 31, 2025, reflecting higher net price realization and volume / mix growth, partially offset by unfavorable FX translation.
Income from operations increased 0.2% to $546 million for the year ended December 31, 2025, reflecting the benefit from the gross profit impact of net sales growth (17 percentage points), which was mostly offset by a net unfavorable impact from changes in ingredients, materials, and productivity (10 percentage points) and increased transportation and warehousing expenses (7 percentage points).
LIQUIDITY AND CAPITAL RESOURCES
Overview
We believe our financial condition and liquidity remain strong. We manage all aspects of our business, including monitoring the financial health of our customers, suppliers, and other third-party relationships, implementing gross margin enhancement strategies through our productivity initiatives, and developing new opportunities for growth such as innovation and agreements with partners to distribute brands that are accretive to our portfolio.
Cash generated by our foreign operations is generally repatriated to the U.S. periodically. We do not expect restrictions or taxes on repatriation of cash held outside the U.S. to have a material effect on our overall business, liquidity, financial condition, or results of operations for the foreseeable future.

The following summarizes our cash activity for the years ended December 31, 2025, 2024, and 2023:
Principal Sources of Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our 2025 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations related to our normal course of business (excluding the impacts of the JDE Peet's Acquisition described below) for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements. From time to time, we may seek additional deleveraging, refinancing, or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities, and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities decreased $228 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was driven by the unfavorable comparison in working capital, partially offset by a higher net income adjusted for non-cash items in the current period.
Sources of Liquidity - Financing
Refer to Note 5 of the Notes to our Consolidated Financial Statements for management's discussion of our financing arrangements.
As of December 31, 2025, we were in compliance with all debt covenants, and we have no reason to believe that we will be unable to satisfy these covenants.

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
As a result of our announcement of the JDE Peet's Acquisition and the corresponding financing arrangements anticipated for the transaction, Moody's and S&P have revised their outlook on our credit ratings. On August 25, 2025, Moody's placed KDP ratings under review for downgrade, and S&P has placed KDP on CreditWatch Negative.
These debt and commercial paper ratings impact the interest we pay on our financing arrangements. A downgrade of one or both of our debt and commercial paper ratings could increase our interest expense and decrease the cash available to fund anticipated obligations.
Principal Uses of Capital Resources
Our capital allocation priorities are investing to grow our business both organically and inorganically, strengthening our balance sheet, and returning cash to shareholders through regular quarterly dividends. We dynamically adjust our cash deployment plans based on the specific opportunities available in a given period, but over time we allocate capital to balance each of these priorities.
Regular Quarterly Dividends
We have declared total dividends of $0.92 per share and $0.89 per share for the years ended December 31, 2025 and 2024, respectively.
Acquisitions of Businesses and Purchases of Intangible Assets
From time to time, we acquire brand ownership companies to expand our portfolio. We also invest in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to enhance competitive distribution scale. These transactions could be accounted for either as an acquisition of a business or, if the majority of the transaction price represents the acquisition of a single intangible asset, as an asset acquisition. In the second quarter of 2025, we completed the Dyla acquisition. Refer to Note 4 of the Notes to our Consolidated Financial Statements for additional information. Purchases of intangible assets were $17 million and $59 million for the years ended December 31, 2025 and 2024, respectively.
Capital Expenditures
Purchases of property, plant, and equipment were $486 million and $563 million for the years ended December 31, 2025 and 2024, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the years ended December 31, 2025 and 2024. Capital expenditures included in accounts payable and accrued expenses were $204 million and $220 million for the years ended December 31, 2025 and 2024, respectively, which primarily related to these investments.
Repurchases of Common Stock
Our Board authorized a four-year share repurchase program of up to $4 billion of our outstanding common stock, which ended on December 31, 2025. Repurchases and retirements of common stock, including payments on our share excise tax obligation, were $9 million and $1,110 million during the years ended December 31, 2025 and 2024, respectively.

Equity Method Investments
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
JDE Peet's Acquisition
We entered into various transactions in order to finance the JDE Peet's Acquisition, including the Bridge Credit Agreement and Delayed Draw Term Loan Agreement. Refer to Note 5 of the Notes to our Consolidated Financial Statements for additional information on these borrowing arrangements. We additionally entered into the JV Transaction Agreement, under which the JV Investors will make a minority investment into the Pod Manufacturing JV for an aggregate purchase price of $4 billion. We also entered into the Preferred Investment Agreement, under which we will issue and sell 4.5 million shares of Convertible Preferred Stock for an aggregate purchase price of $4.5 billion. These transactions are expected to be completed substantially concurrently with the closing of the JDE Peet's Acquisition. Refer to Note 3 and Note 22 of the Notes to our Consolidated Financial Statements for additional information. We may issue additional debt securities and pursue other financing options, as warranted.
Residual Value Guarantees
We have a number of leasing arrangements and one licensing arrangement with VIEs for which we are not the primary beneficiary. Each one of these arrangements contain an RVG. As of December 31, 2025, we have not recorded any liabilities as it is not probable that we will have to make any payments required under the RVGs. Refer to Note 19 of the Notes to our Consolidated Financial Statements for further information.
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

We believe that the following events, trends, and uncertainties may also impact liquidity:
•Our ability to either repay existing debt maturities through cash flow from operations or refinance through future issuances of senior unsecured notes;
•Our ability to access and/or renew our committed financing arrangements;
•Our ability to issue unsecured uncommitted commercial paper notes on a private placement basis;
•Financing and other funding arrangements entered into in connection to the JDE Peet's Acquisition;
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
Impairment Assessment of Goodwill and Other Indefinite Lived Intangible Assets
We conduct tests for impairment of our goodwill and our other indefinite lived intangible assets annually as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. We use present value and other valuation techniques to make this assessment. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For purposes of impairment testing, we assign goodwill to the reporting unit that benefits from the synergies arising from each business combination, and we also assign indefinite lived intangible assets to our reporting units.
Our reportable segments as of October 1, 2025 were:
•U.S. Refreshment Beverages (reporting units: U.S. Beverage Concentrates, U.S. Warehouse Direct, Direct Store Delivery, and GHOST)
•U.S. Coffee (reporting unit: U.S. Coffee)
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
As of October 1, 2025, we performed a quantitative analysis for goodwill and certain of our indefinite lived brand assets, whereby we used an income approach, or in some cases a combination of income and market based approaches, to determine the fair value of our assets, as well as an overall consideration of market capitalization and enterprise value. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. These assumptions could be negatively impacted by various risks discussed in Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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
The following table provides the range of rates used in the analysis as of October 1, 2025:

Rate	Minimum	Maximum
Discount rates	9.5%	12.0%
Long-term growth rates	0.0%	3.5%
The following table shows the non-cash impairment charges that were recorded for goodwill and for indefinite lived brand assets for the years presented:

	Year Ended December 31,
(in millions)	2025	2024	2023
Goodwill(1)	$—	$306	$—
Indefinite lived brand assets(2)	78	412	—
(1)Goodwill attributed to the U.S. WD reporting units was impaired during the year ended December 31, 2024.
(2)Indefinite lived brand assets were impaired during the years ended December 31, 2025 and 2024 to bring the respective carrying values equal to their fair values.
Sensitivity Analysis - Discount Rate
For goodwill, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of the reporting units as of October 1, 2025, would not result in any impairment charges on any of our reporting units.
For the indefinite lived priority brand assets quantitatively assessed, holding all other assumptions in the analysis constant, including the revenue and profit performance assumption, the effect of a 0.50% increase in the discount rate used to determine the fair value of those assets as of October 1, 2025, would impact the amount of headroom over the carrying value of those assets as follows:

(in millions)	Selected Discount Rate		Discount Rate Increase of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
0%(1)	$1,110	$1,110	$2,560	$2,430
Less than 25%	2,847	3,110	1,397	1,540
25 - 50%	314	440	3,798	5,360
In excess of 50%	15,639	29,280	12,155	22,570
(1)Carrying value at the selected discount rate reflects the results of the annual impairment analysis recognized during the year ended December 31, 2025.
Sensitivity Analysis - Long-Term Growth Rate
For goodwill, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term growth rate used to determine the fair value of the reporting units as of October 1, 2025, would not result in any impairment charges on any of our reporting units.

For the indefinite lived priority brand assets quantitatively assessed, holding all other assumptions in the analysis constant, including the discrete period revenue and profit performance assumptions as well as the discount rates, the effect of a 0.50% decrease in the long-term revenue growth rate used to determine the fair value of those assets as of October 1, 2025, would impact the amount of headroom over the carrying value of those assets as follows:

(in millions)	Selected Long-Term Growth Rate		Long-Term Growth Rate Decrease of 0.50%
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value
0%(1)	$1,110	$1,110	$2,560	$2,480
Less than 25%	2,847	3,110	1,397	1,550
25 - 50%	314	440	3,798	5,460
In excess of 50%	15,639	29,280	12,155	22,930
(1)Carrying value at the selected long-term growth rate reflects the results of the annual impairment analysis recognized during the year ended December 31, 2025.
Refer to Note 6 of the Notes to our Consolidated Financial Statements for additional information about our impairment assessments.
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
A 10% change in the accrual for our customer incentives, sales returns, and marketing programs would have affected our income from operations by $53 million for the year ended December 31, 2025.
Income Taxes
We establish income tax liabilities to remove some or all of the income tax benefit of any of our income tax positions based upon one of the following:
•the tax position is not "more likely than not" to be sustained,
•the tax position is "more likely than not" to be sustained, but for a lesser amount, or
•the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken.
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
The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable.
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
Impairment Assessment of Equity Method Investments Without Readily Determinable Fair Values
Equity method investments are reviewed quarterly to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our carrying value of the investment. For investments in non-publicly traded companies, management's assessment of fair value is based on various valuation methodologies, including the option pricing model when the investment is in a preferred class of security, discounted cash flows, market multiples, and the impact of our contractual terms with the investee, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our carrying value, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded.

Investments in Variable Interest Entities
We hold equity investments in entities that are considered VIEs, including Nutrabolt and Chobani. We would be required to consolidate a VIE for which we are determined to be the primary beneficiary. To determine if we are the primary beneficiary of a VIE, we assess specific criteria and use judgment when determining if we have the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between us and the VIE's other partner(s).
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
The summarized financial information for the Parent and Guarantors were as follows:

(in millions)	For the Year Ended December 31, 2025
Net sales	$10,515
Gross profit	5,339
Income from operations	1,523
Net income	2,094

	December 31,
(in millions)	2025	2024
Current assets	$2,964	$2,373
Non-current assets	51,756	49,827
Total assets(1)	$54,720	$52,200

Current liabilities	$6,926	$6,101
Non-current liabilities	21,390	20,984
Total liabilities(2)	$28,316	$27,085
(1)Includes $8 million and $115 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes $2,610 million and $1,997 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of December 31, 2025 and December 31, 2024, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates, and commodity prices. We regularly enter into derivatives or other financial instruments to hedge or mitigate commercial risks. We do not enter into derivative instruments for speculative purposes. Refer to Note 7 of the Notes to our Consolidated Financial Statements for further information about our derivative instruments.
FOREIGN EXCHANGE RISK
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. However, we have exposure with respect to foreign exchange rate fluctuations. Our primary exposure to foreign exchange rates is the Canadian dollar, the Mexican peso, and the Euro against the U.S. dollar, including significant anticipated Euro-denominated cash outflows resulting from the intended JDE Peet's Acquisition. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in earnings as incurred.
We use derivative instruments such as foreign exchange forward contracts to manage a portion of our exposure to changes in foreign exchange rates. As of December 31, 2025, we had derivative contracts outstanding with notional values of $13,033 million, including approximately $11,810 million of forward contracts associated with the planned JDE Peet's Acquisition. These contracts mature at various dates through June 2027. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized loss of $13 million as of December 31, 2025, and the impact of a 10% weakening in the U.S. dollar is estimated to decrease the fair value by approximately $68 million. The fair value of foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized loss of $40 million as of December 31, 2025, and the impact of a 10% weakening in the U.S. dollar is estimated to increase the fair value by approximately $1,248 million. Any increase or decrease in the value of the foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We centrally manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of December 31, 2025, the face value of our fixed-rate debt, excluding lease obligations, was $13,214 million, and our variable-rate debt was $3,060 million, inclusive of commercial paper. From time to time, we also enter into interest rate contracts that effectively result in variable-rate interest payments or receipts. These derivative instruments are generally based on SOFR and a credit spread. As of December 31, 2025, we had derivative contracts outstanding with aggregate notional value of $3.8 billion, $1.5 billion of which relate to planned future issuances of long-term debt, and maturing at various dates through November 2046.
We estimate that the potential impact to our interest rate expense associated with variable rate interest payments resulting from a hypothetical interest rate change of 1%, based on amounts outstanding as of December 31, 2025, would be an increase or decrease of approximately $69 million.
COMMODITY RISK
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks relate to our purchases of coffee beans, PET, Polypropylene, aluminum, diesel fuel, corn (for high fructose corn syrup), apple juice concentrate, sucrose, and natural gas (for use in processing and packaging).
We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of December 31, 2025, we had derivative contracts outstanding with a notional value of $595 million maturing at various dates through January 2028. The fair market value of these contracts as of December 31, 2025 was a net asset of $18 million. As of December 31, 2025, a 10% change (up or down) in commodity prices is estimated to increase or decrease the fair value of these derivative instruments by approximately $60 million. Any change in the value of the commodities derivatives instruments would have an approximately offsetting change in the underlying hedged risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$16,603	$15,351	$14,814
Cost of sales	7,604	6,822	6,734
Gross profit	8,999	8,529	8,080
Selling, general, and administrative expenses	5,351	5,013	4,912
Impairment of goodwill	—	306	—
Impairment of intangible assets	78	412	2
Other operating (income) expense, net	(5)	207	(26)
Income from operations	3,575	2,591	3,192
Interest expense, net	754	735	496
Other expense (income), net	134	(58)	(61)
Income before provision for income taxes	2,687	1,914	2,757
Provision for income taxes	608	473	576
Net income	$2,079	$1,441	$2,181

Earnings per common share:
Basic	$1.53	$1.06	$1.56
Diluted	1.53	1.05	1.55
Weighted average common shares outstanding:
Basic	1,358.1	1,362.2	1,399.3
Diluted	1,362.8	1,368.3	1,408.4

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$2,079	$1,441	$2,181
Other comprehensive income
Foreign currency translation adjustments	401	(612)	288
Net change in pension and post-retirement liability, net of tax of $0, $0, and $2, respectively	(2)	—	(4)
Net change in cash flow hedges, net of tax of $13, $(24), and $29, respectively	(21)	21	(98)
Total other comprehensive income (loss)	378	(591)	186
Comprehensive income	2,457	850	2,367

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,026	$510
Restricted cash and restricted cash equivalents	18	80
Trade accounts receivable, net	1,671	1,502
Inventories	1,733	1,299
Prepaid expenses and other current assets	818	606
Total current assets	5,266	3,997
Property, plant, and equipment, net	3,230	2,964
Equity method investments	1,660	1,543
Goodwill	20,247	20,053
Intangible assets, net	23,725	23,634
Deferred tax assets	36	39
Other non-current assets	1,295	1,200
Total assets	$55,459	$53,430
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,996	$2,985
Accrued expenses	1,379	1,584
Structured payables	25	41
Short-term borrowings and current portion of long-term obligations	3,105	2,642
Other current liabilities	785	835
Total current liabilities	8,290	8,087
Long-term obligations	13,036	12,912
Deferred tax liabilities	5,526	5,435
Other non-current liabilities	3,091	2,753
Total liabilities	29,943	29,187
Stockholders' equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, no shares issued as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,358,663,795 and 1,356,664,609 shares issued and outstanding as of December 31, 2025 and 2024, respectively	14	14
Additional paid-in capital	19,778	19,712
Retained earnings	5,622	4,793
Accumulated other comprehensive income (loss)	102	(276)
Total stockholders' equity	25,516	24,243
Total liabilities and stockholders' equity	$55,459	$53,430

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income	$2,079	$1,441	$2,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	455	422	402
Amortization of intangibles	138	133	137
Other amortization expense	160	178	181
Provision for sales returns	60	70	61
Deferred income taxes	45	(254)	(4)
Employee stock-based compensation expense	97	98	116
(Gain) loss on disposal of property, plant, and equipment	(2)	16	(1)
Unrealized (gain) loss on foreign currency	(6)	33	(13)
Unrealized (gain) loss on derivatives	(1)	91	31
Settlements of interest rate contracts	—	—	54
Earnings of equity method investments	(81)	(42)	(33)
Earned equity from distribution arrangements	(54)	(94)	(44)
Impairment of goodwill	—	306	—
Impairment of intangible assets	78	412	2
Other, net	26	—	6
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	(202)	(209)	70
Inventories	(405)	(92)	182
Income taxes receivable and payable, net	(141)	133	(199)
Other current and non-current assets	(216)	(227)	(192)
Accounts payable and accrued expenses	(212)	(196)	(1,618)
Other current and non-current liabilities	173	—	10
Net change in operating assets and liabilities	(1,003)	(591)	(1,747)
Net cash provided by operating activities	1,991	2,219	1,329
Investing activities:
Acquisitions of businesses, net of cash acquired	(149)	(1,000)	—
Purchases of property, plant, and equipment	(486)	(563)	(425)
Proceeds from sales of property, plant, and equipment	14	4	9
Purchases of intangibles	(17)	(59)	(56)
Investments in equity method investments	(1)	(7)	(316)
Other, net	66	11	4
Net cash used in investing activities	$(573)	$(1,614)	$(784)
The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in millions)	2025	2024	2023
Financing activities:
Proceeds from issuance of Notes	$2,000	$3,000	$—
Repayments of Notes	(1,029)	(1,150)	(500)
Net issuance (repayment) of commercial paper	594	(480)	1,697
Proceeds from term loan	—	990	—
Repayment of term loan	(990)	—	—
Proceeds from structured payables	31	49	130
Repayments of structured payables	(47)	(129)	(148)
Cash dividends paid	(1,250)	(1,194)	(1,142)
Repurchases of common stock, inclusive of excise tax obligation	(9)	(1,110)	(706)
Tax withholdings related to net share settlements	(31)	(61)	(62)
Payments on finance leases	(129)	(115)	(95)
Deferred financing charges paid	(134)	(16)	—
Other, net	(5)	(7)	(6)
Net cash used in financing activities	(999)	(223)	(832)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	419	382	(287)
Effect of exchange rate changes	17	(41)	19
Beginning balance	608	267	535
Ending balance	$1,044	$608	$267

Supplemental cash flow disclosures of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$204	$220	$276
Acquisitions of businesses	—	98	—
Dividends declared but not yet paid	312	312	299
Mandatory redemption liability at acquisition	—	689	—
Supplemental cash flow disclosures:
Cash paid for interest	594	494	443

The accompanying notes are an integral part of these consolidated financial statements.

KEURIG DR PEPPER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2022	1,408.4	$14	$21,444	$3,539	$129	$25,126	$(1)	$25,125
Net income	—	—	—	2,181	—	2,181	—	2,181
Other comprehensive income	—	—	—	—	186	186	—	186
Dividends declared, $0.83 per share	—	—	—	(1,160)	—	(1,160)	—	(1,160)
Repurchases of common stock, inclusive of excise tax obligation	(21.7)	—	(711)	—	—	(711)	—	(711)
Shares issued under employee stock-based compensation plans and other	3.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(62)	—	—	(62)	—	(62)
Stock-based compensation and stock options exercised	—	—	117	—	—	117	—	117
Non-controlling interest surrender of shares	—	—	—	(1)	—	(1)	1	—
Balance as of December 31, 2023	1,390.4	14	20,788	4,559	315	25,676	—	25,676
Net income	—	—	—	1,441	—	1,441	—	1,441
Other comprehensive loss	—	—	—	—	(591)	(591)	—	(591)
Dividends declared, $0.89 per share	—	—	—	(1,207)	—	(1,207)	—	(1,207)
Repurchases of common stock, inclusive of excise tax obligation	(38.0)	—	(1,114)	—	—	(1,114)	—	(1,114)
Shares issued under employee stock-based compensation plans and other	4.3	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(61)	—	—	(61)	—	(61)
Stock-based compensation and stock options exercised	—	—	99	—	—	99	—	99
Balance as of December 31, 2024	1,356.7	14	19,712	4,793	(276)	24,243	—	24,243
Net income	—	—	—	2,079	—	2,079	—	2,079
Other comprehensive income	—	—	—	—	378	378	—	378
Dividends declared, $0.92 per share	—	—	—	(1,250)	—	(1,250)	—	(1,250)
Shares issued under employee stock-based compensation plans and other	2.0	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(31)	—	—	(31)	—	(31)
Stock-based compensation	—	—	97	—	—	97	—	97
Balance as of December 31, 2025	1,358.7	$14	$19,778	$5,622	$102	$25,516	$—	$25,516
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
References in this Annual Report on Form 10-K to "KDP", "we", "us", and "our" refer to Keurig Dr Pepper Inc. and all wholly-owned subsidiaries included in the consolidated financial statements. Definitions of terms used in this Annual Report on Form 10-K are included within the Master Glossary.
This Annual Report on Form 10-K refers to some of our owned or licensed trademarks, trade names, and service marks, which are referred to as our brands. All of the product names included herein are either KDP registered trademarks or those of our licensors.
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.
FISCAL YEAR END
Our fiscal year end is December 31, and our interim fiscal quarters are March 31, June 30, and September 30. One of our significant subsidiaries, Maple Parent Holdings Corp., has a fiscal year end of the last Saturday in December, and its interim fiscal quarters end every thirteenth Saturday. The fiscal year for Maple Parent Holdings Corp. includes 52 weeks for the years ended December 31, 2025, 2024, and 2023. We do not adjust for the difference in fiscal year, as the difference is within the range permitted by the Exchange Act.
PRINCIPLES OF CONSOLIDATION
We consolidate all wholly owned subsidiaries.
We consolidate investments in companies in which we hold the majority interest. In these cases, the third-party equity interest is referred to as non-controlling interest. Generally, non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income. However, if the investment agreement contains a mandatorily redeemable financial instrument for the non-controlling interests, such mandatorily redeemable interests are recorded as a liability, rather than equity, in the Consolidated Balance Sheets, and no earnings are attributable to the non-controlling interests.
We would be required to consolidate VIEs for which we have been determined to be the primary beneficiary. To determine if we are the primary beneficiary, we assess specific criteria and use judgment when determining if we have the power to direct the significant activities of the VIE and the obligation to absorb losses or receive benefits from the VIE that may be significant to the VIE. Factors considered include risk and reward sharing, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's governance structure, existence of unilateral kick-out rights exclusive of protective rights or voting rights, and level of economic disproportionality between us and the VIE's other partner(s). We have determined that we are not the primary beneficiary of any VIEs. However, future events may require us to consolidate VIEs if we become the primary beneficiary.
We use the equity method to account for investments in companies if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes our proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the Board or similar governing body, participation in policy-making decisions, and material intercompany transactions.
We eliminate from our financial results all intercompany transactions between entities included in the consolidated financial statements.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
RECLASSIFICATIONS
We reclassified certain current and prior period amounts within the Consolidated Statements of Income and Consolidated Statements of Cash Flows in order to conform to current year presentation. These reclassifications had no impact on our net income or total cash, cash equivalents, restricted cash, and restricted cash equivalents, respectively.
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
The fair value of Notes and marketable securities as of December 31, 2025 and 2024 are based on quoted market prices for publicly traded securities.
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
Transfers between levels are recognized at the end of each reporting period. There were no transfers of financial instruments between the levels of fair value hierarchy during the years ended December 31, 2025, 2024, and 2023.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents
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

	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$1,026	$510
Restricted cash and restricted cash equivalents(1)	18	80
Non-current restricted cash and restricted cash equivalents(2)	—	18
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,044	$608
(1)Restricted cash and restricted cash equivalents consists primarily of amounts held in escrow in connection with the acquisition of GHOST as of December 31, 2025 and 2024, as well as Kalil Acquisition as of December 31, 2024, with a corresponding holdback liability recorded in Other current liabilities. Refer to Note 4 for additional information.
(2)Non-current restricted cash and restricted cash equivalents, reported within Other non-current assets in the Consolidated Balance Sheets, consists of amounts held in escrow in connection with the acquisition of GHOST as of December 31, 2024, with a corresponding holdback liability recorded in Other non-current liabilities. Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Trade Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.
We are exposed to potential credit risks associated with our accounts receivable, as we generally do not require collateral on our accounts receivable. We determine the required allowance for expected credit losses using information such as customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues, or customer bankruptcies, or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur. Activity in the allowance for expected credit loss accounts was not significant for the years ended December 31, 2025, 2024, and 2023.
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers in various channels comprising our customer base. Walmart is a major customer as described in Note 9. As of December 31, 2025 and 2024, Walmart accounted for approximately $186 million and $205 million of trade receivables, respectively, which exceeded 10% of our total trade accounts receivable.
Inventories
Inventories consist of raw materials, WIP, and finished goods. Raw materials include various commodity costs for our ingredients and materials sourced from various providers. The costs of finished goods inventories manufactured by us include raw materials, direct labor, and indirect production and overhead costs. Finished goods also include the purchases of brewing systems and certain beverages from third-party manufacturers. Inventories are stated at the lower of cost or net realizable value. Cost is measured using standard cost, which approximates first-in, first-out. We make adjustments for excess and obsolete inventories based on an assessment of slow-moving and obsolete inventories, determined by historical usage and demand.
The following table summarizes our inventories:

	December 31,
(in millions)	2025	2024
Raw materials	$706	$520
WIP	8	9
Finished goods	1,019	770
Total	$1,733	$1,299
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
We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In order to assess recoverability, we compare the estimated undiscounted future pre-tax cash flows from the use of the group of assets, as defined, to the carrying amount of such assets. Measurement of an impairment loss is based on the excess of the carrying amount of the group of assets over the long-lived asset's fair value, and any impairment loss is recorded in Other operating (income) expense, net, in the Consolidated Statements of Income. For the years ended December 31, 2025, 2024, and 2023, no impairment loss was recorded related to these assets.
Leases
We lease certain facilities and machinery and equipment, including fleet. These leases expire at various dates through 2044. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Our lease agreements do not contain any material restrictive covenants. Certain leases with VIEs, which include manufacturing and distribution properties and our Frisco headquarters, contain an RVG at the end of the term. Refer to Note 19 for additional information about RVGs.
Operating leases are included within Other non-current assets, Other current liabilities, and Other non-current liabilities within the Consolidated Balance Sheets. Finance leases are included within Property, plant, and equipment, net, Other current liabilities, and Other non-current liabilities. Leases with an initial term of 12 months or less are not recognized in the Consolidated Balance Sheets.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Investments
Deferred Compensation Plan
We have a U.S. non-qualified defined contribution plan. Contributions under the non-qualified defined contribution plan are maintained in a rabbi trust and are not readily available to us. The rabbi trust consists of readily marketable equity securities, which are included in Other non-current assets in the Consolidated Balance Sheets. Gains or losses from such investments are charged to Other expense (income), net in the Consolidated Statements of Income.
The corresponding deferred compensation liability is included in Other non-current liabilities in the Consolidated Balance Sheets, with changes in this obligation recognized as adjustments to compensation expense and recorded in SG&A expenses.
Investments in Other Equity Securities
We consolidate investments in companies in which we hold the majority interest. In these cases, the third-party equity interest is referred to as non-controlling interest. Generally, non-controlling interests are presented as a separate component within equity in the Consolidated Balance Sheets, and net earnings attributable to the non-controlling interests are presented separately in the Consolidated Statements of Income. However, if the investment agreement contains a mandatorily redeemable financial instrument for the non-controlling interests, such mandatorily redeemable interests are recorded as a liability, rather than equity, in the Consolidated Balance Sheets, and no earnings are attributable to the non-controlling interests.
Effective December 31, 2024, we hold a majority interest in GHOST. This investment contains a mandatorily redeemable financial instrument for the non-controlling interests. Refer to Note 4 for further information about the GHOST Transactions.
We also hold investments in certain entities which are accounted for as equity method investments, equity securities with readily determinable fair value, or equity securities without readily determinable value.
The companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. Equity method investments are reported at cost, which includes third-party transaction costs, and are adjusted each period for dividends paid, if any, as well as our share of the investee's net income or loss, unless the investment agreement indicates an alternative allocation of earnings or losses. Our share of the net income or loss resulting from these investments is recorded in Other expense (income), net in the Consolidated Statements of Income. To the extent we earn additional equity in these investments from achieving certain contractual milestones in our distribution activities, the earned equity is recorded as a reduction in Cost of sales and included in the Earned equity from distribution arrangements line in the Consolidated Statements of Cash Flows. Any gains and losses resulting from the sale of these investments are recorded in Gain on sale of equity method investment. The carrying value of our equity method investments is reported in Equity method investments in the Consolidated Balance Sheets. Distributions received from equity method investments are classified using the cumulative earnings approach in the Consolidated Statements of Cash Flows.
Our equity method investments in certain privately held entities do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Investments with readily determinable fair values for which we do not have the ability to exercise significant influence are measured at fair value. Fair values of these equity securities are determined using quoted market prices from daily exchange traded markets, based on the closing price as of the balance sheet date, and are classified as Level 1 and reported in Other non-current assets in the Consolidated Balance Sheets. Unrealized mark-to-market gains and losses are recorded to Other expense (income), net. The following table presents the amount of unrealized mark-to-market losses (gains), net, on our Vita Coco investment recognized in the Consolidated Statements of Income related to these securities during the periods presented:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Unrealized mark-to-market losses (gains)(1)	$32	$(17)	$(16)
(1)We sold our investment in Vita Coco and recorded a realized gain of $34 million in the first quarter of 2025.
Goodwill and Intangible Assets
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
Identifiable intangible assets deemed to have determinable finite useful lives are amortized on a straight-line basis over the period of which the expected economic benefit is derived. Amortization expense is recorded in SG&A expenses in the Consolidated Statements of Income. The estimated useful lives of intangible assets with definite lives are as follows:

Type of Asset	Useful Life
Acquired technology			20 years
Brands	5	to	10 years
Contractual arrangements	10	to	20 years
Customer relationships	10	to	40 years
Distribution rights	4	to	10 years
Trade names			10 years
Other	3	to	10 years
For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying value may not be recoverable.
For goodwill and indefinite lived intangible assets, we perform quarterly analyses to evaluate whether any triggering events have occurred which may indicate that the carrying amount of an asset may not be recoverable. We also conduct tests for impairment annually on the first day of the fourth quarter, or more frequently if events or circumstances indicate the carrying amount may not be recoverable.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The tests for impairment include significant judgment in estimating the fair value of reporting units and intangible assets. Management's estimates of fair value, which fall under Level 3 and are non-recurring, are based on historical and forecasted revenues and profit performance and discount rates. Fair value is based on what the reporting units and intangible assets would be worth to a third-party market participant. Discount rates are based on a weighted average cost of equity and cost of debt, adjusted with various risk premiums.
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit is the same as an operating segment or one level below an operating segment. As of October 1, 2025, our reporting units were as follows:

Reportable Segments	Reporting Units
U.S. Refreshment Beverages	U.S. Beverage Concentrates
U.S. WD
DSD
GHOST
U.S. Coffee	U.S. Coffee
International	Canada Beverage Concentrates
Canada WD
Canada Coffee
Latin America Beverages
If the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge will be recorded in current earnings for the difference up to the carrying value of the goodwill or intangible asset recorded. Refer to Note 6 for additional information.
Capitalized Customer Incentive Programs
We provide support to certain customers to cover various programs and initiatives to increase net sales, including contributions to customers or vendors for cold drink equipment used to market and sell our products. These programs and initiatives generally directly benefit us over a period of time. Accordingly, costs of these programs and initiatives are recorded in Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets. The costs for these programs are amortized over the period to be directly benefited based upon a methodology consistent with our contractual rights under these arrangements.
Accounts Payable
We have agreements with third-party administrators which allow participating suppliers to track our payment obligations, and, if voluntarily elected by the supplier, to sell our payment obligations to financial institutions. Suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We have no economic interest in a supplier's decision to enter into these agreements and no direct financial relationship with the financial institutions.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The table below summarizes activity in our outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable:

	For the Year Ended December 31,
(in millions)	2025	2024
Balance, beginning of the period	$1,740	$2,389
Additions	3,424	2,999
Settlements	(3,791)	(3,639)
Effect of exchange rate changes	5	(9)
Balance, end of the period	$1,378	$1,740
Structured Payables
In the event that we determine that a commercial arrangement described above is more representative of a financing transaction, the payment obligation would be reclassified to structured payables.
Additionally, we have entered into an agreement with a supply chain payment processing intermediary, for the intermediary to act as a virtual credit card sponsor. The card sponsor bills us the original payment amount, effectively financing the transaction. The agreement permits us to utilize the third party to make a broad range of payments.
Structured payables have equal priority with accounts payable and are treated as non-recourse obligations. We record interest for the period the structured payables obligation is outstanding and reflect the proceeds and payments related to these transactions as a financing activity in the Consolidated Statements of Cash Flows.
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
Subsequent to the date of acquisition, if future payments are expected to differ from our estimate as of the date of acquisition, any related fair value adjustments are recognized in the period that such expectation is considered probable. Changes in the fair value of payments are recorded within Other expense (income), net in the Consolidated Statements of Income.
For the year ended December 31, 2025, the fair value of our mandatory redemption liability for GHOST was estimated using the Monte Carlo simulation method, which incorporates significant inputs not observable in the market (Level 3 inputs) including forecasted EBITDA expectations, adjusting for market risks and volatility, calculating redemption prices, discounting to present terms with the cost of debt, and averaging results across scenarios to determine fair value, incorporating the market price of risk and volatility estimates from similar companies. As of December 31, 2025 and 2024, the fair value of our mandatory redemption liability associated with GHOST was $880 million and $689 million, respectively, and is included within Other non-current liabilities within the Consolidated Balance Sheets.
Pension and Post-retirement Medical Benefits
We have U.S. and foreign pension and PRMB plans which provide benefits to a defined group of employees who satisfy age and length of service requirements at our discretion. As of December 31, 2025, we have several stand-alone non-contributory defined benefit plans and PRMB plans. Depending on the plan, pension and PRMB benefits are based on a combination of factors, which may include salary, age, and years of service.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The components of net periodic benefit cost other than the service cost component are included in Other expense (income), net, in the Consolidated Statements of Income. The service cost component is included in either Cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
The objective with respect to the funding of our pension plans is to provide adequate assets for the payment of future benefits. Pursuant to this objective, we will fund the pension plans as required by governmental regulations and may consider discretionary contributions as conditions warrant.
We participate in several multi-employer pension plans and makes contributions to those plans, which are recorded in either Cost of sales or SG&A expenses, depending on the classification of the employee's other compensation costs.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Derivative Instruments
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
We have exposure to credit losses from derivative instruments in an asset position in the event of nonperformance by the counterparties to the agreements. Historically, we have not experienced material credit losses as a result of counterparty nonperformance. We select and periodically review our counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines, and monitor the market position of the derivative instruments upon execution of a hedging transaction and at least on a quarterly basis.
Loss Contingencies
Legal Matters
From time to time, we are involved in various claims, proceedings, and litigation, including those described in Note 18. We accrue for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where it believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made, and where applicable, provides disclosure of such legal matters in Note 18.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Supplemental Balance Sheet Information
The following table provides supplemental financial information from the Consolidated Balance Sheets:

	December 31,
(in millions)	2025	2024
Prepaid expenses	$334	$173
Other current assets	484	433
Total prepaid expenses and other current assets	$818	$606

Accrued customer trade	$444	$439
Accrued termination fees(1)	—	225
Other accrued expenses	935	920
Total accrued expenses	$1,379	$1,584
(1)We paid the termination fee related to the GHOST Transactions in full in the first quarter of 2025. Refer to Note 4 for additional information.
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
Selling, General, and Administrative Expenses
Transportation and Warehousing Costs
We incurred $2,087 million, $1,910 million, and $1,783 million of transportation and warehousing costs during the years ended December 31, 2025, 2024, and 2023, respectively. These amounts, which primarily relate to shipping and handling costs, are recorded in SG&A expenses in the Consolidated Statements of Income.
Advertising and Marketing Expense
Advertising and marketing production costs related to television, print, radio, and other marketing investments are expensed as of the first date the advertisement takes place. All other advertising and marketing costs are expensed as incurred. Advertising and marketing expenses were approximately $629 million, $657 million, and $640 million for the years ended December 31, 2025, 2024, and 2023, respectively. Advertising and marketing expenses are recorded in SG&A expenses in the Consolidated Statements of Income. Prepaid advertising and marketing costs are recorded as Other current and Other non-current assets in the Consolidated Balance Sheets.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Research and Development Costs
Research and development costs are expensed when incurred and amounted to $70 million, $70 million, and $66 million for the years ended December 31, 2025, 2024, and 2023, respectively. These expenses are recorded primarily in SG&A expenses in the Consolidated Statements of Income.
Stock-Based Compensation Expense
Stock-based compensation expense is recognized within SG&A expenses in the Consolidated Statements of Income related to the fair value of employee stock-based awards, ratably over the vesting period, and only for awards expected to vest. Estimated forfeiture rates are based on historical data and are periodically reassessed.
Compensation cost is based on the grant-date fair value. The fair value of RSUs and PSUs is determined based on the number of units granted and the grant date price of common stock.
Restructuring and Integration Costs
We implement restructuring programs from time to time and incur costs that are designed to improve operating effectiveness and lower costs. When these programs are implemented, we incur expenses, such as employee separations, lease terminations, and other direct exit costs, that qualify as exit and disposal costs under U.S. GAAP. Severance costs are recorded once they are both probable and estimable. Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses in the consolidated financial statements.
We also incur expenses that are an integral component of, and directly attributable to, the restructuring activities, which do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments, IT implementation costs, and other incremental costs. We have recorded these costs within SG&A expenses in the Consolidated Statements of Income, and these costs are held within unallocated corporate costs.
Foreign Currency Translation and Transactions
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The 1% excise tax associated with shares repurchased is recorded to additional paid-in capital. Cash paid related to the excise tax on net share repurchases is included in the Repurchases of common stock, inclusive of excise tax obligation line in the Consolidated Statements of Cash Flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The objective of ASU 2024-03 is to require entities to provide enhanced disclosures of income statement expenses through disaggregation of specific expense captions. ASU 2024-03 is effective for public companies starting in annual periods beginning after December 15, 2026 and in interim periods beginning after December 15, 2027. We are currently evaluating ASU 2024-03 and the impact of the disclosures to our consolidated financial statements.
RECENTLY ADOPTED PROVISIONS OF U.S. GAAP
As of January 1, 2025 we prospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. Refer to Note 15 for additional information on our income tax related disclosures.
3. JDE Peet's Acquisition and Related Transactions
JDE PEET'S ACQUISITION
On August 24, 2025, we entered into the JDE Peet's Acquisition Agreement, and on January 16, 2026, pursuant to JDE Peet's Acquisition Agreement, KDP commenced a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares in treasury, of JDE Peet's for a cash offer price of €31.85 per share, without interest. JDE Peet's is a global pure-play coffee company with a portfolio of leading brands including Jacobs, L'OR, and Peet's. The JDE Peet's Acquisition is expected to occur early in the second quarter of 2026 and is subject to the satisfaction or waiver of closing conditions, including the acceptance of the offer by the shareholders of JDE Peet's.
We additionally entered into a series of transactions in order to fund a portion of the consideration of the JDE Peet's Acquisition, as described below. The JV Investment and Preferred Investment are subject to customary closing conditions, including the substantially concurrent closing of the JDE Peet's Acquisition.
BORROWING ARRANGEMENTS
In connection with the JDE Peet's Acquisition, we entered into the Bridge Credit Agreement and the Delayed Draw Term Loan Agreement. Refer to Note 5 for additional information on these borrowing arrangements.
JV INVESTMENT
On October 26, 2025, we entered into the JV Commitment Letter, under which we will contribute the Coffee Production Assets, as well as certain of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV, and the JV Investors will contribute, through the JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV. The remaining 51% ownership interest will remain under our ownership. Further, the JV Commitment Letter names each of Apollo Global Securities, LLC and KKR Capital Markets, LLC as a joint lead arranger with respect to certain of the transactions. On February 23, 2026, the JV Transaction Agreement was executed. Refer to Note 22 for additional information on the significant terms of the JV Transaction Agreement.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
PREFERRED INVESTMENT
On October 27, 2025, we entered into the Preferred Investment Agreement with the KKR Investor and the Apollo Investor. Under the Preferred Investment Agreement, we agreed to issue and sell to the Preferred Investors, and the Preferred Investors agreed to purchase from us, 3 million shares of our Convertible Preferred Stock, with a par value of $0.01 per share, for a purchase price of $1,000 per share and an aggregate purchase price of $3 billion. The transaction is exempt from the registration requirements of the Securities Act of 1933, as amended. On February 23, 2026, we amended the Preferred Investment Agreement, under which the Preferred Investors agreed to purchase an additional 1.5 million shares of our Convertible Preferred Stock. Refer to Note 22 for additional information.
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
The Convertible Preferred Stock will be convertible into shares of our common stock, at our election or, in certain specified circumstances, the election of the Preferred Investors, at an initial conversion price of $37.25 (which will be subject to anti-dilution adjustments, as well as an adjustment in the event that we complete the Separation). Holders may convert up to, in the aggregate, 50% of the Convertible Preferred Stock allocated among such holders and their permitted transferees pro rata at any time, and may convert the remainder following the earliest of the closing of the Separation, the 18-month anniversary of the issuance of the Convertible Preferred Stock, upon foreclosure by a lender under a bona fide loan or other financing arrangement or the 12-month anniversary of any initial public offering of the remaining beverage business if the Separation has not yet occurred. We may require, at any time after the 3-year anniversary of the issuance of the Convertible Preferred Stock to be converted if the closing price per share of our common stock exceeds 150% of the conversion price then in effect for at least twenty trading days in any period of thirty consecutive trading days. After the seventh anniversary of the issue date, we will have the option to redeem the Convertible Preferred Stock at the then-applicable redemption price. In the case of a fundamental change, we will be required to offer to repurchase the Convertible Preferred Stock at a specified price. Preferred Investors will vote with holders of our common stock on an as-converted basis, following the satisfaction of certain conditions.
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
4. Other Acquisitions
DYLA ACQUISITION
On June 2, 2025, we completed the acquisition of Dyla for aggregate consideration of $98 million. Dyla is a leading player in powdered drink mixes and liquid water enhancers. Prior to the acquisition, we held direct and indirect ownership interests in Dyla and accounted for the investment as an equity method investment. We paid $72 million in cash, net of our previous ownership interest, in order to complete the acquisition.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
GHOST TRANSACTIONS
On December 31, 2024, we acquired a 60% ownership interest in GHOST for aggregate consideration of $999 million. GHOST is a lifestyle sports nutrition business with a portfolio anchored by GHOST Energy, a leading RTD energy brand. As part of the GHOST Transactions, we also entered into an agreement which requires us to purchase the remaining equity interests in GHOST in 2028.
Additionally, we executed an agreement with GHOST and ABI which terminated the distribution rights for certain GHOST products by ABI, effective March 3, 2025, for a termination payment to ABI of $225 million, after which, we assumed the distribution of such products. The termination payment was accrued as of December 31, 2024 and paid in the first quarter of 2025, with the corresponding expense included within Other operating (income) expense, net in the Consolidated Statements of Income.
Under the acquisition method of accounting, total consideration was as follows:

(in millions)	Total Consideration
Initial payment to acquire 60% of GHOST	$999
Fair value of mandatory redemption liability for the remainder of the business on December 31, 2024(1)	689
Total consideration	$1,688
(1)Refer to Note 2 for additional information on the estimation of fair value of our mandatory redemption liability.
The initial payment of $999 million was funded primarily by proceeds drawn from the Term Loan Agreement. Refer to Note 5 for additional information.
The following is a summary of the allocation of consideration based on estimated fair values of assets acquired and liabilities assumed in the GHOST Transactions as of December 31, 2024:

(in millions)	Fair Value
Brand	$1,146
Assets acquired, net of liabilities assumed	82
Customer relationships	23
Goodwill(1)	437
Total consideration	1,688
Less: Holdback placed in escrow(2)	(90)
Acquisition of business	$1,598
(1)The goodwill created in the GHOST Transactions is expected to be deductible for tax purposes and is included in our U.S. Refreshment Beverages segment.
(2)Amount includes both the current and non-current portion of the holdback liability as of December 31, 2024. Refer to Note 2 for additional information.
In the first quarter of 2025, we finalized our allocation of consideration, with no significant measurement period adjustments recorded.
KALIL ACQUISITION
On August 9, 2024, we acquired all of Kalil's production, sales, and distribution assets for total consideration of $103 million. Kalil is an independent bottler with bottling and distribution rights in Arizona to key KDP brands, including Canada Dry, 7UP, A&W, Snapple, and Core Hydration. Upon completion of the Kalil Acquisition, approximately $8 million of cash was held back and placed in escrow, which was released in the fourth quarter of 2025.
In 2025, we finalized our allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Kalil Acquisition, which was primarily allocated to property, plant, and equipment and other intangible assets, based on estimated fair values as of August 9, 2024. No significant measurement period adjustments recorded.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

	December 31,
(in millions)	2025	2024
Notes	$13,931	$12,948
Term loan	—	990
Less: current portion of long-term obligations	(895)	(1,026)
Long-term obligations	$13,036	$12,912
The following table summarizes our short-term borrowings and current portion of long-term obligations:

	December 31,
(in millions)	2025	2024
Commercial paper notes	$2,210	$1,616
Current portion of long-term obligations:
Notes	895	1,026
Short-term borrowings and current portion of long-term obligations	$3,105	$2,642

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SENIOR UNSECURED NOTES
Our Notes consisted of the following:

(in millions)			December 31,
Issuance	Maturity Date	Rate	2025	2024
2025 Merger Notes	May 25, 2025	4.417%	$—	$529
2025 Notes	November 15, 2025	3.400%	—	500
2026 Notes	September 15, 2026	2.550%	400	400
2026-B Notes	November 15, 2026	Floating(2)	500	—
2027-B Notes	March 15, 2027	Floating(2)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Notes	May 15, 2028	4.350%	500	—
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	—
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Notes	May 15, 2035	5.150%	500	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
Principal amount			14,064	13,093
Adjustment from principal amount to carrying amount(1)			(133)	(145)
Carrying amount			$13,931	$12,948
(1)The carrying amount includes unamortized discounts, debt issuance costs, and fair value adjustments related to the DPS Merger.
(2)Our floating rate notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus a spread of 0.58% and 0.88% for the 2026-B Notes and the 2027-B Notes, respectively
On May 5, 2025, we completed the issuance of the 2026-B Notes, 2028 Notes, 2030-B Notes, and 2035 Notes, with an aggregate principal amount of $2 billion. The discount associated with these notes was approximately $4 million, and we incurred $10 million in debt issuance costs. The proceeds from the issuance were used for the repayment of outstanding commercial paper borrowings.
The 2025 Merger Notes and 2025 Notes were both repaid at maturity using proceeds from commercial paper.
Notes, among other things, contain customary default provisions and limit our ability to incur indebtedness secured by principal properties, to enter into certain sale and leaseback transactions, and to enter into certain mergers or transfers of substantially all of our assets. The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries. As of December 31, 2025, we were in compliance with all financial covenant requirements of the Notes.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Delayed Draw Term Loan Agreement
In connection with the JDE Peet's Acquisition, we entered into the Delayed Draw Term Loan Agreement on December 18, 2025, among KDP, as borrower, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as administrative agent. We incurred approximately $15 million in deferred financing fees related to the issuance, which were capitalized and are being amortized to Interest expense, net through February 2027.
The Delayed Draw Term Loan Agreement provides for a 364-day senior unsecured term loan facility in an aggregate amount not to exceed €10.35 billion, the proceeds of which may be used to fund the JDE Peet's Acquisition, as well as related fees and expenses.
Borrowings under the Delayed Draw Term Loan Agreement will bear interest at a rate per annum equal to EURIBOR plus a margin of 0.750% to 1.750% depending on the rating of certain of our index debt. The undrawn commitments under the facility are subject to a commitment fee which commenced on December 23, 2025 at a per annum rate of 0.060% to 0.200% depending on the rating of certain of our index debt. The Delayed Draw Term Loan Agreement contains customary representations and warranties for investment grade financings. The Delayed Draw Term Loan Agreement also contains (i) certain affirmative covenants, including those that impose reporting and/or operating obligations on us and our subsidiaries, (ii) certain negative covenants that generally limit, subject to exceptions, us and our subsidiaries from taking certain actions, including incurring liens and consummating certain fundamental changes, (iii) financial covenants in the form of a minimum interest coverage ratio of 3.25 to 1.00 that will apply after the initial funding date and a maximum total net leverage ratio of 6.25 to 1.00 that will apply after the initial funding date only upon a downgrade in the ratings of certain of our index debt, and (iv) events of default customary for financings of this type.
As of December 31, 2025, the full amount of the Delayed Draw Term Loan Agreement remains available and undrawn.
Bridge Credit Agreement
In connection and concurrently with the entry into the JDE Peet's Acquisition Agreement, we entered into the Bridge Credit Agreement, a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €16.2 billion, on August 24, 2025, among KDP, as borrower, with the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as administrative agent. We incurred approximately $91 million in deferred financing fees related to the issuance, which were capitalized and are being amortized to Interest expense, net through February 2027. We paid additional fees of $15 million on December 23, 2025, as the facility remained undrawn.
Borrowings under the Bridge Credit Agreement will bear interest at a rate per annum equal to EURIBOR plus a margin of 0.750% to 2.500% depending on the rating of certain of our index debt and the period for which the bridge loan remains outstanding after the initial funding date. The undrawn commitments under the facility are subject to a commitment fee, which commenced on December 23, 2025, at a per annum rate of 0.060% to 0.200% depending on the rating of certain of our index debt. The Bridge Credit Agreement contains customary representations and warranties for investment grade financings. The Bridge Credit Agreement also contains (i) certain affirmative covenants, including those that impose reporting and/or operating obligations on us and our subsidiaries, (ii) certain negative covenants that generally limit, subject to exceptions, us and our subsidiaries from taking certain actions, including incurring liens and consummating certain fundamental changes, (iii) financial covenants in the form of a minimum interest coverage ratio of 3.25 to 1.00 that will apply after the initial funding date and a maximum total net leverage ratio of 6.25 to 1.00 that will apply after the initial funding date only upon a downgrade in the ratings of certain of our index debt, and (iv) events of default customary for financings of this type.
On December 18, 2025, the Bridge Credit Agreement facility was reduced to €5.85 billion as a result of the execution of the Delayed Draw Term Loan Agreement, as discussed above. As of December 31, 2025, the remaining amount of the Bridge Credit Agreement remains available and undrawn.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Term Loan Agreement
On October 25, 2024, we entered into the Term Loan Agreement among KDP, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent. On December 31, 2024, we drew $990 million on the first tranche of the Term Loan Agreement and used the proceeds to fund the GHOST Transactions.
On January 31, 2025, we repaid the amount outstanding under the Term Loan Agreement using proceeds from commercial paper. On May 7, 2025, we terminated the Term Loan Agreement. We had no outstanding loan balances as of the termination date.
Revolving Credit Agreement
On March 31, 2025, we entered into the 2025 Revolving Credit Agreement among KDP, as borrower, the lenders from time to time party thereto and JPMorgan Chase, Bank, N.A., as administrative agent. We incurred approximately $4 million in deferred financing fees related to the issuance. On September 30, 2025, the 2025 Revolving Credit Agreement was amended to increase the capacity to $4.3 billion.
The following table summarizes information about the 2025 Revolving Credit Agreement:

(in millions)		December 31, 2025		December 31, 2024
Issuance	Maturity Date	Capacity	Carrying Value	Carrying Value
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,300	$—	$—
(1)The 2025 Revolving Credit Agreement has $200 million of letters of credit limit, with none utilized as of December 31, 2025.
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
As of December 31, 2025, we were in compliance with our minimum interest coverage ratio with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program
We have a commercial paper program, under which we may issue unsecured commercial paper notes on a private placement basis. The maximum aggregate amount available under the facility is $4 billion. The maturities of the commercial paper notes vary, but commercial paper notes are classified as short-term, as maturities do not exceed one year. We issue commercial paper notes as needed for general corporate purposes. Outstanding commercial paper notes rank equally with all of the commercial paper notes' existing and future unsecured borrowings.
The following table provides information about our weighted average borrowings under our commercial paper program:

	For the Year Ended December 31,
(in millions, except %)	2025	2024	2023
Weighted average commercial paper borrowings	$2,285	$2,270	$1,267
Weighted average borrowing rates	4.54%	5.42%	5.41%

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Letters of Credit Facility
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $63 million of which was utilized as of December 31, 2025 and $87 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair value of our commercial paper approximates the carrying value and is considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $13,196 million and $12,036 million as of December 31, 2025 and 2024, respectively.
6. Goodwill and Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2023	$8,714	$8,622	$2,866	$20,202
Foreign currency translation	—	—	(290)	(290)
Acquisitions(1)	447	—	—	447
Impairment(2)	(306)	—	—	(306)
Balance as of December 31, 2024(3)	8,855	8,622	2,576	20,053
Foreign currency translation	—	—	179	179
Acquisitions(1)	15	—	—	15
Balance as of December 31, 2025(3)	$8,870	$8,622	$2,755	$20,247
(1)Refer to Note 4 for additional information on acquisitions.
(2)Impairment activity during the year ended December 31, 2024 represents impairment of our U.S. WD reporting unit. Refer to Impairment Analysis - 2024 Impairment Analysis below for further information.
(3)As of December 31, 2025 and 2024, goodwill for the U.S. Refreshment Beverages segment is inclusive of accumulated impairment losses of $306 million. There were no accumulated impairment losses for goodwill as of December 31, 2023.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	December 31, 2025			December 31, 2024
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(694)	$452	$1,146	$(621)	$525
Customer relationships	683	(301)	382	666	(270)	396
Contractual arrangements	146	(30)	116	144	(21)	123
Trade names	126	(126)	—	126	(124)	2
Brands	76	(40)	36	51	(32)	19
Distribution rights	162	(35)	127	66	(23)	43
Other	25	(3)	22	—	—	—
Total intangible assets with definite lives	$2,364	$(1,229)	$1,135	$2,199	$(1,091)	$1,108
Intangible assets with indefinite lives:
Brands(1)			$19,993			$19,848
Trade names			2,478			2,478
Distribution rights			119			200
Total intangible assets with indefinite lives			22,590			22,526
Total intangible assets, net			$23,725			$23,634
(1)The change in brands with indefinite lives was driven by favorable foreign currency translation impacts of $223 million, which was partially offset by non-cash impairment charges of $78 million during the year ended December 31, 2025. Refer to 2025 Impairment Analysis below for further information.
Amortization expense for intangible assets with definite lives was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Amortization expense	$138	$133	$137
Amortization expense of these intangible assets is expected to be as follows:

	For the Years Ending December 31,
(in millions)	2026	2027	2028	2029	2030
Expected amortization expense	$134	$117	$109	$106	$100
GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT
2025 Impairment Analysis
For the year ended December 31, 2025, we performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names and certain distribution rights, and did not identify any indicators of impairment. For goodwill, indefinite lived brands, and reacquired distribution rights, we performed a Step 1 analysis. As a result, non-cash impairment charges of $78 million were recorded specific to certain brands in the U.S. Refreshment Beverages segment. The primary factor that led to the brand impairment determination as of October 1, 2025 was an increase in our discount rate.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
2024 Impairment Analysis
For the year ended December 31, 2024, we performed a Step 0 analysis for certain indefinite lived intangible assets, including trade names and distribution rights, and did not identify any indicators of impairment. For goodwill and indefinite lived brands, we performed a Step 1 analysis. As a result, non-cash impairment charges of $412 million were recorded specific to certain brands in the U.S. Refreshment Beverages segment, and a non-cash impairment charge of $306 million was recorded to goodwill related to the U.S. Warehouse Direct reporting unit in the U.S. Refreshment Beverages segment. The primary factors that led to the brand impairment determination as of October 1, 2024, primarily led by Snapple, were a downward outlook for operating cash flows in our strategic plan, which led to a reduction in the long-term growth rate. The primary factors that led to the goodwill impairment determination as of October 1, 2024, driven by our U.S. Warehouse Direct reporting unit, were headwinds experienced by certain brands in our still portfolio, including a downward outlook for operating cash flows in our strategic plan, which led to a reduction in the long-term growth rate.
2023 Impairment Analysis
For the year ended December 31, 2023, we performed a Step 1 analysis on all goodwill and indefinite lived intangible assets. No impairments were recorded as a result of these analyses.
Additional Impairment Considerations
The following table provides the range of rates considered to be significant inputs that were used in the annual impairment analyses as of October 1, 2025, 2024, and 2023:

	2025		2024		2023
Rate	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Discount rates	9.5%	12.0%	7.0%	9.5%	8.0%	13.5%
Long-term growth rates	—%	3.5%	—%	3.5%	—%	4.0%
Royalty rates(1)	1.0%	1.0%	1.0%	1.0%	1.0%	10.0%
(1)Royalty rates were used in a Step 1 quantitative analysis of certain non-priority brands for the years ended December 31, 2025, 2024, and 2023, and trade names for the year ended December 31, 2023.
The results of the impairment analyses of our indefinite lived priority brands as of October 1, 2025, 2024, and 2023 were as follows:

	2025		2024		2023
Headroom Percentage	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Brands
0%(1)	$1,110	$1,110	$280	$280	$—	$—
Less than 25%	2,847	3,110	2,580	2,900	2,274	2,493
26 - 50%	314	440	1,488	2,160	2,339	3,018
In excess of 50%	15,639	29,280	14,481	34,490	14,767	29,002
(1)Carrying value reflects the results of the annual impairment analysis recognized during the years ended December 31, 2025 and 2024.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
7. Derivatives
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the Consolidated Statements of Income. As of December 31, 2025, economic interest rate derivative instruments have maturities ranging from March 2027 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. In October 2025, in order to hedge the variability in cash flows from interest rate changes associated with our planned future issuances of long-term debt, we entered into forward starting swaps with terms ranging from 5 to 30 years and designated them as cash flow hedges.
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
Additionally, we have significant anticipated Euro-denominated cash outflows resulting from the intended JDE Peet's Acquisition, as described in Note 3. To reduce our exposure to exchange rate fluctuations associated with the planned acquisition consideration and related financing, we entered into FX forward contracts during the third quarter of 2025.
Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the Consolidated Statements of Income as the associated risk. As of December 31, 2025, these FX contracts have maturities ranging from January 2026 to October 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our foreign subsidiaries. The intent of these FX contracts is to provide predictability in our overall cost structure. As of December 31, 2025, these FX contracts have maturities ranging from January 2026 to June 2027.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of December 31, 2025, these commodity contracts have maturities ranging from January 2026 to January 2028.
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

	December 31,
(in millions)	2025	2024
Interest rate contracts
Forward starting swaps, not designated as hedging instruments	$2,300	$1,700
Forward starting swaps, designated as cash flow hedges	1,500	—
FX contracts
Forward contracts, not designated as hedging instruments(1)	12,436	490
Forward contracts, designated as cash flow hedges	597	486
Commodity contracts, not designated as hedging instruments(2)	595	515
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

		December 31,
(in millions)	Balance Sheet Location	2025	2024
Assets:
FX forward contracts	Prepaid expenses and other current assets	$5	$7
Commodity contracts	Prepaid expenses and other current assets	47	32
FX forward contracts	Other non-current assets	—	4
Commodity contracts	Other non-current assets	3	2

Liabilities:
Interest rate contracts	Other current liabilities	$16	$22
FX forward contracts	Other current liabilities	38	4
Commodity contracts	Other current liabilities	9	82
Interest rate contracts	Other non-current liabilities	381	345
Commodity contracts	Other non-current liabilities	23	3
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

		December 31,
(in millions)	Balance Sheet Location	2025	2024
Assets:
FX contracts	Prepaid expenses and other current assets	$2	$41
FX contracts	Other non-current assets	1	—
Interest rate contracts	Other non-current assets	37	—

Liabilities:
FX contracts	Other current liabilities	$16	$—
Interest rate contracts	Other current liabilities	2	—
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of losses (gains) recognized in the Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

		For the Year Ended December 31,
(in millions)	Income Statement Location	2025	2024	2023
Interest rate contracts	Interest expense, net	$2	$63	$(26)
FX forward contracts	Cost of sales	(4)	(6)	(2)
FX forward contracts	Other expense (income), net	36	(10)	5
Commodity contracts	Cost of sales	(117)	28	22
Commodity contracts	SG&A expenses	1	10	17

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of net gains reclassified from AOCI into the Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments during the periods presented:

		For the Year Ended December 31,
(in millions)	Income Statement Location	2025	2024	2023
Interest rate contracts(1)	Interest expense, net	$(13)	$(12)	$(74)
FX contracts	Cost of sales	(17)	(3)	—
(1)Amounts recognized during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
We expect to reclassify approximately $14 million of pre-tax net gains and $10 million of pre-tax net losses from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
8. Leases
The following table presents the components of lease cost:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost	$182	$170	$159
Finance lease cost
Amortization of right-of-use assets	113	95	81
Interest on lease liabilities	38	33	25
Variable lease cost(1)	36	37	39
Short-term lease cost	—	2	1
Sublease income	—	(1)	—
Total lease cost	$369	$336	$305
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following tables present supplemental information about our leases:

		December 31,
(in millions)	Balance Sheet Location	2025	2024
Assets:
Operating lease right-of-use assets	Other non-current assets	$845	$880
Finance lease right-of-use assets(1)	Property, plant, and equipment, net	919	784

Liabilities:
Operating lease liability	Other current liabilities	$127	$128
Finance lease liability	Other current liabilities	179	125
Operating lease liability	Other non-current liabilities	764	790
Finance lease liability	Other non-current liabilities	745	677
(1)Amounts are presented net of accumulated amortization of $426 million and $334 million as of December 31, 2025 and 2024, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$161	$149
Operating cash flows from finance leases	38	32	25
Financing cash flows from finance leases	129	115	95
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$126	$118	$112
Finance leases(2)	278	196	109
(1)Includes impacts from lease modifications of $16 million during the year ended December 31, 2025.
(2)Includes impacts from lease modifications of $45 million during the year ended December 31, 2025.
The following table presents information about our weighted average discount rate and remaining lease term:

	December 31,
	2025	2024
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.8%	4.5%
Weighted average remaining lease term
Operating leases	8 years	9 years
Finance leases	9 years	9 years
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected in the Consolidated Balance Sheets as of December 31, 2025 were as follows:

(in millions)	Operating Leases	Finance Leases
2026	$156	$221
2027	155	135
2028	123	124
2029	116	118
2030	108	115
Thereafter	446	420
Total future minimum lease payments	1,104	1,133
Less: imputed interest	(213)	(209)
Present value of minimum lease payments	$891	$924
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of December 31, 2025, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $157 million. These leases will commence in 2026 and 2027, with initial lease terms ranging from 5 years to 10 years.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
ASSET SALE-LEASEBACK TRANSACTION
In 2023, we entered into an asset sale-leaseback transaction with the Veyron SPEs. A gain on the sale-leaseback of $6 million was recorded in Other operating (income) expense, net during the year ended December 31, 2023, and the leaseback is accounted for as an operating lease.
The initial term of the leaseback is 15 years, with two 10-year renewal options. The renewal options are not reasonably assured as (i) our position that the dynamic environment in which we operate precludes our ability to be reasonably certain of exercising the renewal options in the distant future and (ii) the options are contingent on us remaining investment grade and no change-in-control as of the end of the lease term. The leaseback has an RVG. Refer to Note 19 for additional information about RVGs associated with the asset sale-leaseback transaction.
9. Segments
Our three operating and reportable segments consist of the following:
•The U.S. Refreshment Beverages segment reflects sales in the U.S. from the manufacture and distribution of branded concentrates, syrups, finished beverages, and other consumables, including the sales of our own brands and third-party brands, to third-party bottlers, distributors, and retailers.
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
Intersegment sales are recorded at cost and are eliminated in the Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. "Other segment expense (income)" includes Other operating (income) expense, net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at "Income from operations - reportable segments". "Unallocated corporate costs" are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the year ended December 31, 2025
Net sales	$10,439	$3,990	$2,174	$16,603
Cost of sales	4,217	2,364	1,083
SG&A expenses	3,206	659	548
Other segment expense (income)(1)	77	5	(3)
Income from operations - reportable segments	$2,939	$962	$546	$4,447
Unallocated corporate costs				(872)
Income from operations				3,575
Interest expense, net				754
Other expense, net				134
Income before provision for income taxes				$2,687
(1)During the year ended December 31, 2025, Other segment items within the U.S. Refreshment Beverages segment primarily consisted of non-cash impairment charges of $78 million recorded specific to certain indefinite lived brand assets. Refer to Note 6 for additional information about these non-cash impairment charges.

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the year ended December 31, 2024
Net sales	$9,331	$3,967	$2,053	$15,351
Cost of sales	3,608	2,210	996
SG&A expenses	2,904	684	521
Other segment expense (income)(1)	941	(6)	(9)
Income from operations - reportable segments	$1,878	$1,079	$545	$3,502
Unallocated corporate costs				(911)
Income from operations				2,591
Interest expense, net				735
Other income, net				(58)
Income before provision for income taxes				$1,914
(1)During the year ended December 31, 2024, Other segment items within the U.S. Refreshment Beverages segment primarily consisted of non-cash impairment charges of $412 million recorded specific to certain indefinite lived brand assets and $306 million recorded to the WD reporting unit goodwill. Refer to Note 6 for additional information about these non-cash impairment charges. Other segment items within the U.S. Refreshment Beverages segment also included the $225 million termination payment to ABI for distribution rights related to the GHOST Transactions. Refer to Note 4 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the year ended December 31, 2023
Net sales	$8,821	$4,071	$1,922	$14,814
Cost of sales	3,536	2,228	979
SG&A expenses	2,810	691	476
Other segment income	(8)	(6)	(8)
Income from operations - reportable segments	$2,483	$1,158	$475	$4,116
Unallocated corporate costs				(924)
Income from operations				3,192
Interest expense, net				496
Other income, net				(61)
Income before provision for income taxes				$2,757
GEOGRAPHIC DATA
The following tables present information about our operations by geographic region:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Net sales
U.S.	$14,502	$13,368	$12,961
Foreign	2,101	1,983	1,853
Net sales	$16,603	$15,351	$14,814

	December 31,
(in millions)	2025	2024
Property, plant, and equipment, net
U.S.	$2,657	$2,450
Foreign	573	514
Total property, plant, and equipment, net	$3,230	$2,964
MAJOR CUSTOMER
Walmart is considered a major customer, accounting for more than 10% of our total net sales, and is represented in all three of our reportable segments. The following table provides our net sales to Walmart:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Net sales
Walmart	$2,654	$2,514	$2,476
Additionally, customers in our U.S. Refreshment Beverages and International segments buy concentrate from us, which is used in finished goods sold by our third-party bottlers to Walmart. These indirect sales further increase the concentration of risk associated with our consolidated net sales as it relates to Walmart.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
10. Net Sales
The following table disaggregates our net sales by portfolio:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
For the year ended December 31, 2025
LRB	$10,144	$69	$1,389	$11,602
K-Cup pods	—	3,213	564	3,777
Appliances	—	582	64	646
Other	295	126	157	578
Net sales	$10,439	$3,990	$2,174	$16,603

For the year ended December 31, 2024
LRB	$9,196	$38	$1,332	$10,566
K-Cup pods	—	3,112	502	3,614
Appliances	—	694	78	772
Other	135	123	141	399
Net sales	$9,331	$3,967	$2,053	$15,351

For the year ended December 31, 2023
LRB	$8,675	$—	$1,230	$9,905
K-Cup pods	—	3,207	477	3,684
Appliances	—	725	74	799
Other	146	139	141	426
Net sales	$8,821	$4,071	$1,922	$14,814
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
11. Earnings Per Share
The following table presents our basic and diluted EPS and shares outstanding:

	For the Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net income	$2,079	$1,441	$2,181

Weighted average common shares outstanding	1,358.1	1,362.2	1,399.3
Dilutive effect of stock-based awards	4.7	6.1	9.1
Weighted average common shares outstanding and common stock equivalents	1,362.8	1,368.3	1,408.4

Basic EPS	$1.53	$1.06	$1.56
Diluted EPS	1.53	1.05	1.55

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.3	0.8	1.0

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
12. Employee Benefit Plans
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
One of our U.S. defined benefit pension plans, which is a cash balance plan, was suspended and the accrued benefit was frozen effective December 31, 2008. Participants in this plan no longer earn additional benefits for future services or salary increases. The cash balance plans maintain individual record-keeping accounts for each participant, which are annually credited with interest credits equal to the 12-month average of one-year U.S. Treasury Bill rates, plus 1%, with a required minimum rate of 5%. Additionally, accrued benefits for non-union employees in another of our U.S. defined benefit pension plans were frozen effective November 1, 2025. No additional benefits related to future services or salary increases were accrued for these certain non-union participants after October 31, 2025. This freeze resulted in no curtailment gain or loss.
Financial Statement Impact
The following table sets forth amounts recognized in our financial statements and the pension plans' funded status:

	December 31,
(in millions)	2025	2024
Projected benefit obligations
Beginning balance	$159	$169
Service cost	3	3
Interest cost	9	9
Actuarial losses (gains), net	6	(5)
Benefits paid	(5)	(5)
Impact of changes in FX rates	3	(4)
Plan amendments	1	—
Settlements	(9)	(8)
Ending balance	$167	$159

Fair value of plan assets
Beginning balance	$127	$134
Actual return on plan assets	11	—
Employer contributions	7	6
Benefits paid	(5)	(5)
Settlements	(9)	(8)
Ending balance	$131	$127

Net liability recognized	$(36)	$(32)

Current liability	$(2)	$(1)
Non-current liability	(34)	(31)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The accumulated benefit obligations for all defined benefit pension plans were $161 million and $156 million as of December 31, 2025 and 2024, respectively. The following table summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets:

	December 31,
(in millions)	2025	2024
Aggregate projected benefit obligation	$167	$159
Aggregate accumulated benefit obligation	161	156
Aggregate fair value of plan assets	131	127
The following table summarizes the components of our net periodic benefit cost:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Service cost	$3	$3	$3
Interest cost	9	9	9
Expected return on assets	(6)	(6)	(8)
Settlements	1	1	1
Total net periodic benefit costs	$7	$7	$5
We use the corridor approach for amortization of actuarial gains or losses. The corridor is calculated as 10% of the greater of the plans' projected benefit obligation or assets. The amortization period for plans with active participants is the average future service of covered active employees, and the amortization period for plans with no active participants is the average future lifetime of plan participants. The estimated service costs or net actuarial losses for the defined benefit pension plans amortized from AOCI into periodic benefit cost in 2026 are expected to be insignificant.
The following table summarizes amounts included in AOCI for our defined benefit plans:

	December 31,
(in millions)	2025	2024
Net actuarial loss	$13	$12
Prior service cost	3	2
Total	$16	$14
Contributions and Expected Benefit Payments
The following table summarizes the contributions made to our defined benefit plans for the years ended December 31, 2025, 2024, and 2023, as well as our projected contributions for the year ended December 31, 2026:

	Projected	For the Year Ended December 31,
(in millions)	2026	2025	2024	2023
Non-discretionary contributions	$8	$7	$6	$12
The following table summarizes the estimated future benefit payments for our defined benefit plans:

(in millions)	2026	2027	2028	2029	2030	2031-2035
Estimated future benefit payments	$15	$13	$13	$14	$14	$75

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Actuarial Assumptions
Our pension expense was calculated based upon a number of actuarial assumptions including discount rates, retirement age, mortality rates, and expected long-term rate of return on plan assets for pension benefits.
The following information is provided for our U.S. defined benefit pension plans, as our foreign defined benefit pension plans are not material to our consolidated financial statements.
The discount rate that was utilized for determining our projected benefit obligations as of December 31, 2025 and 2024, as well as projected 2026 net periodic benefit cost, for U.S. plans was selected based upon an interest rate yield curve. The yield curve is constructed based on the yields of a large number of U.S. AA rated bonds as of December 31, 2025. The population of bonds utilized to calculate the discount rate includes those having an average yield between the 10th and 90th percentiles. Projected cash flows from the U.S. plans are then matched to spot rates along that yield curve in order to determine their present value and a single equivalent discount rate is calculated that produces the same present value as the spot rates.
Expected mortality is a key assumption in the measurement for pension benefit obligations. For our U.S. plans, we used the Pri-2012 mortality tables and the Mortality Improvement Scale MP-2021, published by the Society of Actuaries' Retirement Plans Experience Committee, for the years ended December 31, 2025 and 2024.
The following table summarizes the weighted-average actuarial assumption used to determine benefit obligations at the plan measurement dates for U.S. plans:

	December 31,
	2025	2024
Discount rate	5.35%	5.60%
The following table summarizes the weighted-average actuarial assumptions used to determine the net periodic benefit costs for U.S. plans:

	For the Year Ended December 31,
	2025	2024	2023
Discount rate	5.35%	5.60%	5.10%
Expected long-term rate of return	5.00%	4.95%	4.75%
For the years ended December 31, 2025, 2024, and 2023, the expected long-term rate of return on U.S. pension fund assets held by our pension trusts was determined based on several factors, including the impact of active portfolio management and projected long-term returns of broad equity and bond indices. The plans' historical returns were also considered.
Investment Policy and Strategy
We have established formal investment policies for the assets associated with our U.S. defined benefit pension plans. Our investment policy and strategy are mandated by our Investment Committee. The overriding investment objective is to provide for the availability of funds for pension obligations as they become due, to maintain an overall level of financial asset adequacy, and to maximize long-term investment return consistent with a reasonable level of risk. We actively manage the investments in our portfolio, with periodic review of investment performance both by investment manager and asset class, as well as review of overall market conditions and consideration of our long-term investment objectives. The investments under our sponsored pension plan assets are currently well diversified. The plans' asset allocation policy is reviewed at least annually. Factors considered when determining the appropriate asset allocation include changes in plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of December 31, 2025 and 2024, we were in compliance with the investment policy for our U.S. defined benefit pension, which allows for a varying asset allocation dependent on each plan's funded status, as follows:

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
FAIR VALUE OF THE PENSION ASSETS
Assets contributed by us to our pension plans become the property of the individual plans. Even though we no longer have control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in the Consolidated Balance Sheets. As such, we use a variety of valuation techniques depending on the type of instrument in order to measure the fair value of assets held by our pension plans.
The following table presents the total fair value of major categories of the pension plan assets for the years ended December 31, 2025 and 2024:

		December 31,
(in millions)	Fair Value Hierarchy Level	2025	2024
Cash and cash equivalents	Level 1	$3	$23
Investments measured at NAV(1)	N/A	128	104
Total fair value of plan assets		$131	$127
(1)Primarily consists of common collective trust funds, which are valued using NAV as a practical expedient.
PRMB PLANS
We have several non-contributory defined benefit PRMB plans, each having a measurement date of December 31. The majority of these PRMB plans have been frozen. To participate in the defined benefit plans, eligible employees must have been employed by KDP for at least one year. The PRMB plans are limited to qualified expenses and are subject to deductibles, co-payment provisions, and other provisions. Our PRMB plans are not significant to the consolidated financial statements as of December 31, 2025 and 2024.
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
Contributions paid into the multi-employer plans are expensed as incurred. Multi-employer plan expenses were $8 million, $11 million, and $6 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Individually Significant Multi-Employer Plan
We participate in one multi-employer plan, Central States, which is considered to be individually significant. The following table presents information about Central States as of December 31, 2025:

Plan's employer identification number	36-6044243
Plan number	001
Expiration dates of collective bargaining agreements(1)	May 6, 2026 through March 1, 2028
Financial Improvement Plan/Rehabilitation Plan status pending/implemented	Implemented
Pension Protection Act zone status	Critical
Surcharge imposed	Yes
(1)Central States includes six collective bargaining agreements as of December 31, 2025. The largest agreement, which is set to expire February 28, 2027, covers approximately 59% of the employees included in Central States. One of the collective bargaining agreements is set to expire during 2026, covering approximately 10% of the employees included in Central States.
The most recent Pension Protection Act zone status available as of December 31, 2025 is for the plan's year-end as of December 31, 2024. Central States has not utilized any extended amortization provisions that affect the calculation of the zone status.
Our contributions to Central States did not exceed 5% of the total contributions made to Central States for the years ended December 31, 2025, 2024, and 2023.
Future estimated contributions to Central States based on the number of covered employees and the terms of the collective bargaining agreements are as follows:

(in millions)	2026	2027	2028	2029	2030
Future estimated contributions to Central States	$2	$2	$2	$2	$2
DEFINED CONTRIBUTION PLANS
We sponsor various qualified defined contribution plans that cover U.S. and foreign based employees who meet certain eligibility requirements. The U.S. plans permit both pre-tax and after-tax contributions, which are subject to limitations imposed by IRS regulations. We make matching contributions and discretionary profit sharing contributions to these plans. We incurred contribution expense of $69 million, $67 million, and $64 million to the defined contribution plans for the years ended December 31, 2025, 2024, and 2023, respectively.
We also sponsor a non-qualified defined contribution plan for certain employees which is maintained in a rabbi trust and is not readily available to us. The fair value of the securities within this plan was $33 million as of both December 31, 2025 and 2024. There were $4 million, $4 million, and $6 million in gains associated with these trading securities during the years ended December 31, 2025, 2024, and 2023, respectively.
13. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Total stock-based compensation expense	$97	$98	$116
Income tax benefit	(18)	(16)	(19)
Stock-based compensation expense, net of tax	$79	$82	$97

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DESCRIPTION OF STOCK-BASED COMPENSATION PLAN
The 2019 Incentive Plan, under which employees and non-employee directors can be granted stock options, stock appreciation rights, stock awards, RSUs, and PSUs, was adopted in 2019 and expires in 2029. This incentive plan provides for the issuance of up to an aggregate of 27,425,720 shares of our common stock in stock-based compensation awards.
RSUs generally vest on the following schedule:

Period Granted	Vesting Terms
RSUs granted in 2020 through 2024	5-year term with graded vesting as follows: 0% in year 1, 0% in year 2, 60% in year 3, 20% in year 4, 20% in year 5
RSUs granted in 2025	4-year term with ratable vesting
However, from time to time, we grant RSUs outside of the normal grant cycle which have different terms and vesting conditions. For all RSU grants, we recognize the expense ratably over the vesting period.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024	12,488,799	$29.70	2.0	$401
Granted	5,040,348	29.93
Vested and released	(2,930,040)	30.40		96
Forfeited	(1,478,270)	29.84
Balance as of December 31, 2025	13,120,837	29.62	1.8	368
The weighted average grant date fair value for RSUs granted for the years ended December 31, 2025, 2024, and 2023 was $29.93, $26.66, and $30.60, respectively. The aggregate fair value of the RSUs vested and released for the years ended December 31, 2025, 2024, and 2023 was $89 million, $165 million, and $134 million, respectively.
As of December 31, 2025, there was $187 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 2.8 years.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024	—	$—	0.0	$—
Granted	464,354	30.61
Vested and released	—	—		—
Forfeited or expired	(17,536)	30.71
Balance as of December 31, 2025	446,818	30.60	2.2	13
As of December 31, 2025, there was $10 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.2 years.
14. Equity Method Investments
The following table summarizes our equity method investments:

	December 31,
(in millions)	2025	2024
Nutrabolt(1)	$1,168	$1,097
Chobani(2)	359	313
Tractor(3)	52	56
Athletic Brewing(4)	53	47
Other	28	30
Total equity method investments	$1,660	$1,543
(1)We hold a 35.8% interest on an as-converted basis in Nutrabolt, consisting of 30.4% in Class A preferred shares acquired through our initial investment, which are treated as in-substance common stock, and 5.4% in Class B common shares earned through the achievement of certain milestones included in the distribution agreement with Nutrabolt.
(2)We hold a 5.9% interest in Chobani, reflecting additional equity interests issued through the achievement of certain milestones included in the distribution agreement with Chobani.
(3)We hold a 21.9% interest in Tractor.
(4)We hold a 11.7% interest in Athletic Brewing, reflecting additional equity interests received in the first quarter of 2025 in accordance with our investment agreement. This earned equity is recorded in Other expense (income), net in the Consolidated Statements of Income.
Nutrabolt Investment
Our interest in preferred units earns the greater of (i) a 5% annual coupon on the preferred equity units plus any accretion for amounts not yet paid or (ii) our share of Nutrabolt's earnings as if our preferred equity was converted into common units. We recorded preferred dividends of $49 million, $46 million, and $44 million during the years ended December 31, 2025, 2024, and 2023, respectively, which increased the investment balance for Nutrabolt.
15. Income Taxes
Income before provision for income taxes was as follows:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
U.S.	$1,289	$696	$1,665
Foreign	1,398	1,218	1,092
Total	$2,687	$1,914	$2,757

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The provision for income taxes has the following components:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$255	$377	$270
State	68	108	117
Foreign	240	242	193
Total current provision	$563	$727	$580

Deferred:
Federal	$10	$(199)	$31
State	13	(55)	2
Foreign	22	—	(37)
Total deferred provision	45	(254)	(4)
Total provision for income taxes	$608	$473	$576
The following tables reconcile the provision for income taxes computed at the U.S. federal statutory tax rate to the provision for income taxes reported in the Consolidated Statements of Income:

	For the Year Ended December 31, 2025
($ in millions)	Amount	Percentage
Statutory federal income tax rate	$564	21.0%
State income taxes, net(1)	59	2.2
Impact of foreign operations
Ireland
Statutory tax rate difference between Ireland and U.S.	(71)	(2.6)
Other	20	0.7
Other foreign jurisdictions	21	0.8
Effect of cross-border tax laws	9	0.3
Tax credits	(28)	(1.0)
Nontaxable or nondeductible items	12	0.4
Changes in unrecognized tax benefits	22	0.8
Total provision for income taxes	$608	22.6%
(1)California, Tennessee, New Jersey, Florida, Illinois, and Texas comprise more than 50% of State income taxes, net.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

	For the Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net	2.1	3.2
Impact of foreign operations	(1.4)	(1.7)
Tax credits	(6.2)	(3.7)
Valuation allowance for deferred tax assets	0.6	—
U.S. taxation of foreign earnings	5.1	3.0
Goodwill impairment	2.7	—
Deferred rate change	(0.4)	(0.3)
Uncertain tax positions	—	0.1
U.S. federal provision to return	0.2	—
Excess tax deductions on stock-based compensation	(0.2)	(0.3)
Other	1.2	(0.4)
Effective tax rate	24.7%	20.9%
Deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Operating lease liability	$236	$229
Net operating losses carryforwards	24	30
Tax credit carryforwards	5	10
Accrued expenses	152	154
Research and development capitalization	45	94
Accrued termination fees	52	56
Other	84	107
Total deferred tax assets	598	680
Valuation allowances	(24)	(25)
Total deferred tax assets, net of valuation allowances	$574	$655
Deferred tax liabilities:
Brands, trade names and other intangible assets	$(5,540)	$(5,486)
Property, plant, and equipment	(230)	(299)
Right of use assets	(234)	(224)
Other	(60)	(42)
Total deferred tax liabilities	(6,064)	(6,051)
Net deferred tax liabilities	$(5,490)	$(5,396)

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
CASH PAID FOR INCOME TAXES
For the year ended December 31, 2025, our cash paid for income taxes, net of refunds received, consisted of the following:

(in millions)	For the Year Ended December 31, 2025
U.S.
Federal	$103
State	95
Foreign
Mexico	103
Ireland	102
Canada	31
Other foreign jurisdictions	26
Total cash paid for income taxes, net of refunds received	$460
We paid $331 million and $507 million in cash for income taxes, net of refunds received, during the years ended December 31, 2024 and 2023, respectively.
CARRYFORWARDS
As of December 31, 2025 and 2024, we had $24 million and $30 million, respectively, in tax-effected net operating loss carryforwards. Of the $24 million of net operating loss carryforwards as of December 31, 2025, $21 million will not expire, $1 million related to state income tax will begin to expire in 2027, and the remaining $2 million related to foreign income tax will begin to expire in the year 2035.
As of December 31, 2025 and 2024, we had $5 million and $10 million of credit carryforwards, respectively. As of December 31, 2025, the $5 million of state tax credit carryforwards will begin to expire in the year 2027.
VALUATION ALLOWANCES
For the year ended December 31, 2025, the changes in our valuation allowances were insignificant.
UNDISTRIBUTED FOREIGN EARNINGS
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
OTHER TAX MATTERS
We file income tax returns for U.S. federal purposes and in various state jurisdictions. We also file income tax returns in various foreign jurisdictions, principally Canada, Ireland, Mexico, and Singapore. The U.S. and most state income tax returns for years prior to 2020 are closed to examination by applicable tax authorities. Canadian and Mexican income tax returns are generally open for audit for tax years 2020 and forward, and Ireland income tax returns are open for audit for tax years 2021 and forward.
Certain taxpayers may elect to transfer an eligible credit to an unrelated transferee taxpayer where the transferee taxpayer is then able to use the transferred tax credit against its own taxable income. During the years ended December 31, 2025, 2024, and 2023, we executed agreements with eligible taxpayers to purchase federal tax credits of $266 million, $260 million, and $270 million, respectively, which will be used against our federal tax liability. The discounts negotiated for the transfer of eligible federal tax credits of $23 million, $20 million, and $16 million were recorded as an income tax benefit in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On July 4, 2025, the OBBB was signed into law in the U.S., which includes a broad range of tax reform provisions. The OBBB resulted in no significant impacts to our consolidated financial statements.
UNRECOGNIZED TAX BENEFITS
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of the period	$12	$13	$15
Increases related to tax positions taken during the current year	3	2	3
Increases (decreases) related to tax positions taken during the prior year	17	(1)	(2)
Decreases related to lapse of applicable statute of limitations	—	(2)	(3)
Balance, end of the period	$32	$12	$13
The total amount of unrecognized tax benefits that would reduce the effective tax rate if recognized is $28 million after considering the federal impact of state income taxes.
We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We recognized $5 million, $1 million, and $1 million of expense related to interest and penalties for uncertain tax positions for each of the years ended December 31, 2025, 2024, and 2023, respectively. We had a total of $9 million and $3 million accrued for interest and penalties for our uncertain tax positions reported as part of other non-current liabilities as of both December 31, 2025 and 2024.
16. Accumulated Other Comprehensive Income (Loss)
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation	Pension and PRMB Liabilities	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(86)	$(10)	$225	$129
Other comprehensive income (loss)	288	(5)	(41)	242
Amounts reclassified from AOCI	—	1	(57)	(56)
Total other comprehensive income (loss)	288	(4)	(98)	186
Balance as of December 31, 2023	202	(14)	127	315
Other comprehensive (loss) income	(612)	(1)	33	(580)
Amounts reclassified from AOCI	—	1	(12)	(11)
Total other comprehensive (loss) income	(612)	—	21	(591)
Balance as of December 31, 2024	(410)	(14)	148	(276)
Other comprehensive income (loss)	401	(3)	2	400
Amounts reclassified from AOCI	—	1	(23)	(22)
Total other comprehensive income (loss)	401	(2)	(21)	378
Balance as of December 31, 2025	$(9)	$(16)	$127	$102

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table presents the amount of losses (gains), net, reclassified from AOCI into the Consolidated Statements of Income:

		For the Year Ended December 31,
(in millions)	Income Statement Caption	2025	2024	2023
Pension and PRMB liabilities	SG&A expenses	$1	$2	$1
Income tax benefit		—	(1)	—
Total, net of tax		$1	$1	$1

Cash flow hedges:
Interest rate contracts(1)	Interest expense, net	$(13)	$(12)	$(74)
FX contracts	Cost of sales	(17)	(3)	—
Total		(30)	(15)	(74)
Income tax expense		7	3	17
Total, net of tax		$(23)	$(12)	$(57)
(1)Amounts reclassified from AOCI into interest expense during the year ended December 31, 2023 include the realized gains associated with the termination of forward starting swaps designated as cash flow hedges of approximately $66 million.
17. Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	December 31,
(in millions)	2025	2024
Land	$57	$58
Buildings and improvements	912	825
Machinery and equipment	3,862	3,290
Cold drink equipment	170	142
Software	543	517
Construction-in-progress	289	384
Property, plant, and equipment, gross	5,833	5,216
Less: accumulated depreciation	(2,603)	(2,252)
Property, plant, and equipment, net	$3,230	$2,964
The following table summarizes the location of depreciation expense within the Consolidated Statements of Income:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Cost of sales	$246	$234	$231
SG&A expenses	209	188	171
Total depreciation expense	$455	$422	$402

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
18. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. We accrue for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated, and such accruals were $3 million and $2 million as of December 31, 2025 and 2024, respectively. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.
ANTITRUST LITIGATION
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against our wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York ("SDNY") (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys' fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig's products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ's Wholesale Club, Inc., Winn-Dixie Stores Inc. and Bi-Lo Holding LLC) in 2019 and in 2021. All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the "Multidistrict Antitrust Litigation").
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
In October 2025, the SDNY court denied the direct purchasers plaintiffs' motion for class certification. While the court’s order does not preclude individual purchasers from pursuing their own direct claims, the court found that the plaintiffs did not meet the federal requirements to pursue their case on a classwide basis. The direct purchaser plaintiffs have filed a petition with the United States Court of Appeals for the Second Circuit, seeking to appeal the SDNY court’s decision.

Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs (which no longer include the purported direct purchaser class) collectively claiming approximately $1.5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. Keurig has fully briefed summary judgment motions that, if successful, would end the cases entirely.
Keurig intends to continue vigorously defending the remaining lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the potential loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations. Accordingly, we have not accrued for a loss contingency. Additionally, as the timelines in these cases may be beyond our control, we can provide no assurance as to whether or when there will be material developments in these matters.
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

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(in millions)	Accrued Product Warranties
Balance as of December 31, 2023	$11
Accruals for warranties issued	14
Settlements	(15)
Balance as of December 31, 2024	10
Accruals for warranties issued	8
Settlements	(12)
Balance as of December 31, 2025	$6
19. Transactions with Variable Interest Entities
EQUITY METHOD INVESTMENTS WHICH QUALIFY AS VIES
Certain of our equity investments are in entities which qualify as VIEs. We have determined that we are not the primary beneficiary of these VIEs and therefore are not required to consolidate them, as the primary shareholder of each respective VIE has control over the board and decision-making for the activities that most significantly impact the VIE's economic performance, including sales, marketing, and operations. As of December 31, 2025 and 2024, our investments in Nutrabolt and Chobani represent investments in entities which qualify as VIEs but for which we are not the primary beneficiary. We have no obligation to provide additional funding to these VIEs, and thus our maximum exposure and risk of loss related to these VIEs is limited to the carrying value of our investment. Refer to Note 14 for the carrying value of these investments.
OTHER TRANSACTIONS WITH VIES
We have a number of leasing arrangements and one licensing arrangement with special purpose entities for which we are not the primary beneficiary, as we have limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs' performance.
Leasing Arrangements
As of December 31, 2025, we have entered into sixteen lease transactions with VIEs. Each lease has an RVG based on a percentage of the VIEs' purchase price; however, we concluded it was not probable that we will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, we recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements was $653 million and $652 million as of December 31, 2025 and 2024, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which we have concluded is not probable.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table provides the carrying amounts of the right-to-use assets and lease obligations recorded in the Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs as of December 31, 2025 and 2024:

	December 31,
(in millions)	2025	2024
Non-current assets	$361	$386
Current liabilities	26	24
Non-current liabilities	351	376
The leasing agreements included as of December 31, 2025 and 2024 include nine manufacturing sites, five distribution centers, one multipurpose property, and our Frisco, Texas headquarters.
Licensing Arrangement
ABC, a wholly-owned subsidiary of ours, has provided a guarantee in connection with its distribution agreement with the Veyron SPEs to be paid only in the event the Veyron SPEs sell specific distribution rights and the value of those distribution rights does not exceed $142 million, which is the maximum undiscounted amount that we could pay under the RVG. All obligations with respect to the guarantee will cease upon termination of the distribution agreement, which would occur upon notice by ABC not to renew the distribution agreement, us no longer being investment grade at the end of the term, or the sale of the distribution rights by the Veyron SPEs. As of December 31, 2025, we have not recorded a liability as it is not probable that we will have to make any payments required under the RVG, as the fair value of the distribution rights is not expected to fall below $142 million over the term of the agreement.
As of December 31, 2025, we had $77 million in fixed service fee commitments related to the 15-year distribution agreement, which was effective on December 28, 2020, with the Veyron SPEs. These commitments were used to assist the Veyron SPEs in obtaining financing. Such fixed service fee payments began on January 1, 2021.
Fixed service fees over the next five years are expected to be as follows:

	For the Years Ending December 31,
(in millions)	2026	2027	2028	2029	2030
Fixed service fees	$7	$8	$8	$8	$7

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
20. Restructuring
RESTRUCTURING PROGRAMS
Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. Our restructuring program includes the closure of certain facilities and other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
The restructuring program is expected to incur pre-tax restructuring charges in an estimated range of $170 million to $190 million through 2026, primarily comprised of asset related costs.
2023 CEO Succession and Associated Realignment
In 2023, we began to implement succession planning for our CEO, including a realignment of our executive and operating leadership team, in order to reinforce enterprise capabilities to support growth and to control costs. The program is expected to incur charges of approximately $80 million, primarily driven by severance costs, which were substantially completed as of December 31, 2024, and the sign-on bonus for our CEO.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs during the periods presented were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
2024 Network Optimization	$62	$51	$—
2023 CEO Succession and Associated Realignment	1	40	35
Total restructuring charges	$63	$91	$35
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses in the consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2023	$27
Charges to expense	34
Cash payments	(17)
Balance as of December 31, 2024	44
Charges to expense	(6)
Cash payments	(30)
Balance as of December 31, 2025	$8

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
21. Related Parties
IDENTIFICATION OF RELATED PARTIES
JAB
Prior to February 28, 2025, JAB held a significant but non-controlling interest in KDP and representation on our Board. JAB and its affiliates also hold investments in a number of other companies that have commercial relationships with us. These commercial relationships may take the form of our purchase of raw materials, our license of the companies' trademarks for use in the manufacturing of K-Cup pods, our sale of products for resale to retail customers, or our manufacture or distribution of products to, or on behalf of, these companies. Prior to February 28, 2025, JAB and its affiliates were included in our disclosures of related party transactions.
On February 28, 2025, JAB BevCo B.V., a subsidiary of JAB, sold 87 million shares of our common stock through an underwritten secondary offering. Following this sale, JAB beneficially owned less than 10% of our outstanding common stock and the members of the Board affiliated with JAB resigned. Effective February 28, 2025, these disclosures are no longer applicable to JAB and its affiliates, and they are no longer included in our tabular disclosures below.
Other Related Parties
We hold investments in certain brand ownership companies, and in certain instances, we also have rights in specified territories to bottle and/or distribute the brands owned by such companies. We purchase inventory from these brand ownership companies and sell finished product to third-party customers, primarily in the U.S. Refer to Note 14 for additional information about our equity method investments.
OPERATING TRANSACTIONS WITH RELATED PARTIES
Trade accounts receivable, net from related parties were $31 million and $30 million as of December 31, 2025 and 2024, respectively, primarily related to product sales and royalty revenues. Accounts payable to related parties were $47 million and $35 million as of December 31, 2025 and 2024, respectively, primarily related to purchases of finished goods inventory for distribution.
Revenues from and expenses associated with these related parties were as follows:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Revenues from related parties	$24	$163	$143
Expenses associated with related parties(1)	163	128	132
(1)Expenses associated with related parties includes a reduction of $53 million, $93 million, and $42 million related to earned equity for the achievement of certain milestones included in our distribution agreement with related parties, which were recognized as a reduction of Cost of sales in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, respectively.
OTHER TRANSACTIONS WITH RELATED PARTIES
We made payments to Nutrabolt totaling $2 million, $8 million, and $52 million to acquire certain distribution rights during the years ended December 31, 2025, 2024, and 2023, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
22. Subsequent Events
JV INVESTMENT
In connection with the previously announced JV Commitment Letter, as described in Note 3, on February 23, 2026, we entered into the JV Transaction Agreement with the Pod Manufacturing JV, certain of our subsidiaries, and the JV Investor Partner.
Following completion of the transactions contemplated by the JV Transaction Agreement, the Pod Manufacturing JV will own or otherwise have access to our manufacturing assets and facilities used in the manufacturing of K-Cup pods and other unbrewed single-serve beverages in the United States and Canada. Following the closing of the JV Investment, the Pod Manufacturing JV intends to use the net proceeds from this transaction to fund a portion of the JDE Peet's Acquisition.
The JV Transaction Agreement provides that, at the closing of the JV Investment, we and the JV Investor Partner will enter into the Pod Manufacturing JV Agreement, which sets forth each partner's rights and responsibilities with respect to the Pod Manufacturing JV, including with respect to the limited partner committee (a majority of the members of which will be appointed by us), certain unanimous approval rights in favor of the JV Investor Partner, mechanisms for capital contributions to be made to the Pod Manufacturing JV, limitations on transfers by the partners, a call right exercisable by us beginning on the eighth anniversary of the closing of the JV Investment and ending on the fifteenth anniversary of the closing (or earlier upon the occurrence of certain triggering events), a conversion right exercisable by the JV Investor Partner after the fifteenth anniversary of the closing but before the thirtieth anniversary of the closing whereby the JV Investor Partner may elect to convert its interest in the Pod Manufacturing JV into shares of our common stock or its successor, based on the JV Investor Partner’s remaining economic interest (subject to the call right), and tag-along rights for the JV Investor Partner if we desire to transfer our units. The Pod Manufacturing JV Agreement also sets forth distribution mechanics, pursuant to which the Pod Manufacturing JV shall make quarterly distributions of available cash (subject to certain limitations, including for operating costs and reserves) to its partners generally in proportion to their ownership interests.
The closing of the JV Transaction Agreement is subject to limited customary conditions. The parties expect to close the transactions substantially concurrently with the completion of the JDE Peet's Acquisition. The JV Transaction Agreement provides certain termination rights for both us and the JV Investor Partner, including if the JV Investment does not occur on or before March 3, 2027, if there is a material breach of the JV Transaction Agreement by the other party that is not cured within the applicable cure period, or if a law or order prevents the consummation of the transactions.
PREFERRED INVESTMENT
On February 23, 2026, we amended the Preferred Investment Agreement, under which the Preferred Investors agreed to purchase an additional 1.5 million shares of Convertible Preferred Stock, resulting in a total purchase of 4.5 million shares. Refer to Note 3 for additional information on the Preferred Investment Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Indefinite-Lived Intangible Assets and Goodwill Valuation - Certain of the Brand Assets and Reporting Units - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 6, the Company has indefinite-lived brand intangible assets ("brand assets") and goodwill. The Company's evaluation of brand assets and goodwill for impairment is performed annually as of October 1, or more frequently if events or circumstances indicate the carrying amount may not be recoverable and involves the comparison of the fair value of each brand asset or reporting unit to its carrying value. The Company used the income approach and a combination of income and market based approaches to estimate the fair value of brand assets and reporting units, respectively. These methods required management to make significant estimates and assumptions, specifically related to discount rates and forecasted cash flows. Assumptions may be sensitive to future market or industry conditions, as well as company-specific conditions, and changes in these assumptions could have a significant impact on the calculation of fair value. Given the significant judgments made by management to estimate certain of the fair values, a high degree of auditor judgment and an increased extent of effort were required to perform audit procedures that evaluated the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures consisted of risk assessment and testing management's impairment analyses including the underlying business and valuation assumptions for certain of the fair values. Those procedures included, but were not limited to, the following:
•We tested the effectiveness of controls over the Company's brand assets and goodwill impairment review process.
•We evaluated the reasonableness of management's ability to forecast revenue growth and margins by considering:
–Historical revenue and margins.
–Analysis of current and future business strategies for the projected periods.
–Information in industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and assumptions, including discount rates.

/s/ Deloitte & Touche LLP
Dallas, TX
February 24, 2026
We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Keurig Dr Pepper Inc.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Keurig Dr Pepper Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
BASIS FOR OPINION
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 24, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, and has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that the internal control over financial reporting was effective as of December 31, 2025.
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
ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
As of December 31, 2025, management has concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
USE OF RULE 10B5-1 TRADING ARRANGEMENTS
On December 10, 2025, Robert Gamgort, Chairman of the Board, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) for the sale of up to 1,400,000 shares of KDP’s common stock until January 1, 2027.
During the fourth quarter of 2025, no other directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

DEPARTURE OF CHAIRMAN OF THE BOARD OF DIRECTORS
On February 23, 2026, the Board accepted the resignation of Robert Gamgort as Chairman of the Board and a director of the Company, and the Board appointed Pamela Patsley, a current member of the Board, to serve as Chair of the Board, in each case, effective as of March 31, 2026. Mr. Gamgort’s resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices. Accordingly, the Board will reduce its size to ten members upon Mr. Gamgort's resignation.
Ms. Patsley has served as a member of the Board since July 2018 and served as Lead Independent Director of the Board since December 2024. Ms. Patsley served as the Executive Chairman of MoneyGram International, Inc. from 2016 to 2018 and its Executive Chairman and Chief Executive Officer from 2009 to 2015. Prior to joining the Board, Ms. Patsley served on the board of directors of Dr Pepper Snapple Group, Inc.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K:
•Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Balance Sheets as of December 31, 2025 and 2024.
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023.
•Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023 and as of December 31, 2025 and 2024.
SCHEDULES
Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.
EXHIBITS
See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
2.1	Merger Protocol, dated as of August 24, 2025, among Keurig Dr Pepper Inc. and JDE Peet's N.V.	8-K	8/25/2025	2.1	‡
2.2	Form of Irrevocable Undertaking, dated as of August 24, 2025	8-K	8/25/2025	2.2
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc.	8-K	5/12/2008	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012	10-Q	7/26/2012	3.2
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016	8-K	5/20/2016	3.1
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018	8-K	7/9/2018	3.1
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025	10-K	2/25/2025	3.5
4.1	Indenture, dated as of December 15, 2009, between Dr Pepper Snapple Group, Inc. and Wells Fargo Bank, N.A., as trustee	8-K	12/23/2009	4.1
4.2	Fifth Supplemental Indenture, dated as of November 9, 2015, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee	8-K	11/10/2015	4.1
4.3	4.50% Senior Note due 2045 (in global form), dated November 9, 2015, in the principal amount of $250,000,000	8-K	11/10/2015	4.3
4.4	Sixth Supplemental Indenture, dated as of September 16, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee	8-K	9/16/2016	4.1
4.5	2.55% Senior Note due 2026 (in global form), dated September 16, 2016, in the principal amount of $400,000,000	8-K	9/16/2016	4.2
4.6	Seventh Supplemental Indenture, dated as of December 14, 2016, among Dr Pepper Snapple Group, Inc., the guarantors party thereto and Wells Fargo Bank, N.A., as trustee	8-K	12/14/2016	4.1
4.7	3.43% Senior Note due 2027 (in global form), dated December 14, 2016, in the principal amount of $400,000,000	8-K	12/14/2016	4.4
4.8	4.42% Senior Note due 2046 (in global form), dated December 14, 2016, in the principal amount of $400,000,000	8-K	12/14/2016	4.5
4.9	Eighth Supplemental Indenture, dated as of January 31, 2017, among Bai Brands LLC, a New Jersey limited liability company, 184 Innovations Inc., a Delaware corporation (each as a new subsidiary guarantor under the Indenture dated April 30, 2008 (as referenced in Item 4.1 in this Exhibit Index), Dr Pepper Snapple Group, Inc., each other then-existing Guarantor under the Indenture) and Wells Fargo, National Bank, N.A., as trustee	8-K	2/2/2017	4.2
4.10	Ninth Supplemental Indenture, dated as of June 15, 2017, among Dr Pepper Snapple Group, Inc., the guarantors party thereto, and Wells Fargo Bank, N.A., as trustee	8-K	6/15/2017	4.1

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
4.11	Base Indenture, dated as of May 25, 2018 between Maple Escrow Subsidiary and Wells Fargo Bank, N.A. as trustee	8-K	7/9/2018	4.1
4.12	Third Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2025 Notes	8-K	7/9/2018	4.4
4.13	Fourth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2028 Notes	8-K	7/9/2018	4.5
4.14	Fifth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2038 Notes	8-K	7/9/2018	4.6
4.15	Sixth Supplemental Indenture (including the form of note), dated as of May 25, 2018, among Maple Escrow Subsidiary, Inc. and Maple Parent Holdings Corp. as parent guarantor, and Wells Fargo Bank, N.A., as trustee relating to the 2048 Notes	8-K	7/9/2018	4.7
4.16	Seventh Supplemental Indenture, dated as of July 9, 2018, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee	8-K	7/9/2018	4.8
4.17	Tenth Supplemental Indenture (including 3.20% Senior Notes Due 2030 and 3.80% Senior Notes Due 2050 (in global form)), dated as of April 13, 2020, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A., as trustee	8-K	4/13/2020	4.1
4.18	Eleventh Supplemental Indenture (including 0.750% Senior Notes Due 2024, 2.250% Senior Notes Due 2031, and 3.350% Senior Notes Due 2051 (in global form)), dated as of March 15, 2021, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto, and Wells Fargo Bank, N.A. as trustee	8-K	3/15/2021	4.1
4.19	Twelfth Supplemental Indenture, dated as of April 22, 2022, among Keurig Dr Pepper Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee	8-K	4/22/2022	4.1
4.20	Base Indenture, dated as of March 7, 2024, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	3/7/2024	4.1
4.21	First Supplemental Indenture (including Floating Rate Senior Notes Due 2027, 5.100% Senior Notes Due 2027, 5.050% Senior Notes Due 2029, 5.200% Senior Notes Due 2031, and 5.300% Senior Notes Due 2034 (in global form)), dated as of March 7, 2024, among Keurig Dr Pepper Inc., the subsidiary guarantors thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	3/7/2024	4.2
4.22	Term Loan Credit Agreement, dated as of October 25, 2024, among Keurig Dr Pepper Inc., the lenders party thereto and Bank of America, N.A., as administrative agent	10-K	2/25/2025	4.35

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
4.23	Second Supplemental Indenture, dated as of May 5, 2025, among Keurig Dr Pepper Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	5/5/2025	4.1
4.24	Form of Floating Rate Senior Note due 2026	8-K	5/5/2025	4.2
4.25	Form of 4.350% Senior Note due 2028	8-K	5/5/2025	4.3
4.26	Form of 4.600% Senior Note due 2030	8-K	5/5/2025	4.4
4.27	Form of 5.150% Senior Note due 2035	8-K	5/5/2025	4.5
4.28	Eighth Supplemental Indenture, dated as of August 15, 2025, among Keurig Dr Pepper Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee	—	—	—	*
4.29	Thirteenth Supplemental Indenture, dated as of August 15, 2025, among Keurig Dr Pepper Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee	—	—	—	*
4.30	Description of registered securities	—	—	—	*
10.1	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2019	8-K	6/11/2019	10.1	++
10.2	Keurig Dr Pepper Short-Term Incentive Plan and Sales Incentive Plan	10-K	2/24/2022	10.11	++
10.3	Letter Agreement by and between KDP and Robert J. Gamgort dated April 5, 2022	8-K	4/5/2022	10.1	++
10.4	Keurig Dr Pepper Inc. Executive Severance Plan, effective as of July 29, 2022	10-Q	7/28/2022	10.4	++
10.5	Letter Agreement by and between KDP and Sudhanshu Priyadarshi dated October 21, 2022	10-K	2/23/2023	10.18	++
10.6	Keurig Dr Pepper Short-Term Incentive Plan	10-K	2/23/2023	10.20	++
10.7	Letter Agreement by and between KDP and Timothy Cofer dated September 18, 2023	10-Q	10/26/2023	10.1	++
10.8	Letter Agreement by and between KDP and Anthony DiSilvestro dated November 21, 2025	—	—	—	* ++
10.9	Letter Agreement by and between KDP and Sudhanshu Priyadarshi dated November 21, 2025	—	—	—	* ++
10.10	Amended and Restated Contribution and Merger Agreement, dated December 31, 2024, by and among Ghost Lifestyle LLC, The American Bottling Company, Phantom Merger Sub I LLC and certain other parties thereto	10-K	2/25/2025	10.19	‡
10.11	Ghost Lifestyle LLC Second Amended and Restated Limited Liability Company Agreement, dated December 31, 2024	10-K	2/25/2025	10.20	‡
10.12	Credit Agreement, dated as of March 31, 2025, among Keurig Dr Pepper Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the lenders and issuing banks party thereto	8-K	3/31/2025	10.1	‡
10.13	Bridge Credit Agreement, dated as of August 24, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	8-K	8/25/2025	10.1	‡
10.14	Revolving Credit Agreement Amendment, dated as of September 30, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and JPMorgan Chase, Bank, N.A., as administrative agent	10-Q	10/27/2025	10.2

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
10.15	Preferred Investment Agreement, dated as of October 27, 2025, by and between Keurig Dr Pepper Inc., the KKR Investor and the Apollo Investor	8-K	10/30/2025	10.1
10.16	Amendment to Preferred Investment Agreement, dated as of February 23, 2026, by and among Keurig Dr Pepper Inc., the KKR Investor and the Apollo Investor	8-K	2/23/2026	10.3
10.17	JV Commitment Letter, dated October 26, 2025, between Keurig Dr Pepper Inc. and each of the JV Investors	8-K	10/30/2025	10.2
10.18	Transaction Agreement, dated as of February 23, 2026, by and among Keurig Dr Pepper Inc., the Pod Manufacturing JV, Keurig Green Mountain, Inc., KGM Manufacturing LLC, Keurig Production Holding, LLC and the JV Investor Partner	8-K	2/23/2026	10.1
10.19	Form of Amended and Restated Limited Partnership Agreement of the Pod Manufacturing JV, by and among the Pod Manufacturing JV, Keurig JV GP, LLC, Keurig Production Subco, LLC, Keurig Lux Holdco, S.a.r.l. and the JV Investor Partner	8-K	2/23/2026	10.2
10.20	Delayed Draw Term Loan Agreement dated as December 18, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	8-K	12/19/2025	10.1
10.21	Amendment No.1 to Bridge Credit Agreement, dated as of December 18, 2025, among Keurig Dr Pepper Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	8-K	12/19/2025	10.2
10.22	Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019	—	—	—	* ++
10.23	Matching Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019	—	—	—	* ++
10.24	Performance Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Stock Incentive Plan of 2019	—	—	—	* ++
10.25	Directors' Restricted Stock Unit Award Terms and Conditions under the Keurig Dr Pepper Omnibus Incentive Plan of 2019	—	—	—	* ++
19.1	Insider Trading Policy	10-K	2/25/2025	19.1
21.1	List of Subsidiaries of Keurig Dr Pepper Inc.	—	—	—	*
22.1	List of Guarantor Subsidiaries	—	—	—	*
23.1	Consent of Deloitte & Touche LLP	—	—	—	*
31.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.	—	—	—	*
31.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.	—	—	—	*
32.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.	—	—	—	**

Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
32.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.	—	—	—	**
97.1	Keurig Dr Pepper Inc. Clawback Policy, As Adopted on September 18, 2023	10-K	2/22/2024	97.1	++
101	The following financial information from Keurig Dr Pepper Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to the Audited Consolidated Financial Statements.	—	—	—	*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.				*
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

Keurig Dr Pepper Inc.
By:	/s/ Anthony DiSilvestro

Name:	Anthony DiSilvestro
Title:	Chief Financial Officer
(Principal Financial Officer)
Date:	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 24, 2026.

By:	/s/ Timothy Cofer		By:	/s/ Anthony DiSilvestro
	Name:	Timothy Cofer		Name:	Anthony DiSilvestro
	Title:	Chief Executive Officer		Title:	Chief Financial Officer
		(Principal Executive Officer)			(Principal Financial Officer)

By:	/s/ Angela A. Stephens		By:	/s/ Robert J. Gamgort
	Name:	Angela A. Stephens		Name:	Robert J. Gamgort
	Title:	Senior Vice President and Controller (Principal Accounting Officer)		Title:	Chairman of the Board of Directors

By:	/s/ Oray Boston		By:	/s/ Juliette Hickman
	Name:	Oray Boston		Name:	Juliette Hickman
	Title:	Director		Title:	Director

By:	/s/ Pamela Patsley		By:	/s/ Debra Sandler
	Name:	Pamela Patsley		Name:	Debra Sandler
	Title:	Director		Title:	Director

By:	/s/ Robert Singer		By:	/s/ Michael Van de Ven
	Name:	Robert Singer		Name:	Michael Van de Ven
	Title:	Director		Title:	Director

By:	/s/ Lawson Whiting
	Name:	Lawson Whiting
	Title:	Director