Form 10-Q
period 2026-03-31
Keurig Dr Pepper Inc.
filed 2026-04-23
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission file number 001-33829

Keurig Dr Pepper Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0517725
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6425 Hall of Fame Lane, Frisco, Texas 75034
(Address of principal executive offices)

800 527-7096
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of April 21, 2026, there were 1,360,559,471 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP’s revolving credit agreement, which was executed in March 2025 and amended in September 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	Accumulated other comprehensive income or loss
Apollo Investor	AP Pour Holdings, L.P., together with its affiliates, who are party to the Preferred Investment Agreement
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Bridge Credit Agreement	The bridge credit agreement entered into on August 24, 2025, amended on December 18, 2025 and terminated on March 30, 2026
CEO	Chief Executive Officer
Certificate of Designations	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CODM	Chief Operating Decision Maker
Coffee Production Assets	Certain assets located in the United States that are used for the production, roasting, and grinding of single serve un-brewed beverage products (including K-Cup pods and K-Rounds)
Convertible Preferred Stock	KDP's Series A Convertible Perpetual Preferred Stock
Delayed Draw Term Loan Agreement	The delayed draw term loan agreement entered into by KDP on December 18, 2025 and amended on March 6, 2026
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
EPS	Earnings per share
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC
JAB	JAB Holding Company S.a.r.l. and affiliates
JDE Peet's	JDE Peet's N.V.
JDE Peet's Acquisition	The acquisition of JDE Peet's
JV Committee	The committee managing the business of the Pod Manufacturing JV
JV Investment	The minority investment made by the JV Investor Partner into the Pod Manufacturing JV
JV Investor Partner	The holding company through which the JV Investors contributed cash to the Pod Manufacturing JV
JV Investors	Certain funds or accounts managed, advised, or sub-advised by each of Apollo Capital Management, Inc., KKR & Co. Inc., and Goldman Sachs Asset Management L.P.
JV LP Agreement
The Amended and Restated Limited Partnership Agreement of the Pod Manufacturing JV, by and among the Pod Manufacturing JV, KDP, and the JV Investor Partner, dated March 30, 2026, as amended from time to time

KDP	Keurig Dr Pepper Inc.
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
KKR Investor	Pour Purchaser L.P., together with its affiliates, who are party to the Preferred Investment Agreement
LRB	Liquid refreshment beverages
Maple	Maple Parent Holdings Corp., a wholly-owned subsidiary of KDP
Maple Notes	Collectively, the senior unsecured notes issued by Maple Parent Holdings Corp.
Notes	Collectively, the senior unsecured notes excluding the Maple Notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
Pod Manufacturing JV	Keurig JV, LP
Preferred Investment	The issuance and sale of KDP's Convertible Preferred Stock under the Preferred Investment Agreement
Preferred Investment Agreement	The investment agreement, dated as of October 27, 2025, by and among KDP, the KKR Investor, the Apollo Investor, and certain other investors party thereto
Preferred Investors	Holders of our Convertible Preferred Stock
PSU	Performance share unit
RSU	Restricted share unit
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The intended separation of KDP's beverage and coffee portfolios into two independent, publicly traded companies, as announced on August 25, 2025
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
VIE	Variable interest entity
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter
(in millions, except per share data)	2026	2025
Net sales	$3,976	$3,635
Cost of sales	1,878	1,650
Gross profit	2,098	1,985
Selling, general, and administrative expenses	1,342	1,192
Other operating income, net	—	(8)
Income from operations	756	801
Interest expense, net	281	148
Other expense (income), net	118	(7)
Income before provision for income taxes	357	660
Provision for income taxes	87	143
Net income	$270	$517

Earnings per common share:
Basic	$0.20	$0.38
Diluted	0.20	0.38
Weighted average common shares outstanding:
Basic	1,359.2	1,357.1
Diluted	1,363.7	1,362.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter
(in millions)	2026	2025
Net income	$270	$517
Other comprehensive (loss) income:
Foreign currency translation adjustments	(242)	13
Net change in pension and post-retirement liability, net of tax of $— and $—, respectively	(3)	—
Net change in cash flow hedges, net of tax of $(21) and $1, respectively	27	(12)
Total other comprehensive (loss) income	(218)	1
Comprehensive income	$52	$518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$898	$1,026
Restricted cash and restricted cash equivalents	17,818	18
Trade accounts receivable, net	1,539	1,671
Inventories	1,829	1,733
Prepaid expenses and other current assets	1,048	818
Total current assets	23,132	5,266
Property, plant, and equipment, net	3,249	3,230
Equity method investments	1,703	1,660
Goodwill	20,210	20,247
Intangible assets, net	23,653	23,725
Deferred tax assets	17	36
Other non-current assets	1,176	1,295
Total assets	$73,140	$55,459
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$2,843	$2,996
Accrued expenses	1,466	1,379
Structured payables	22	25
Short-term borrowings and current portion of long-term obligations	4,816	3,105
Other current liabilities	878	785
Total current liabilities	10,025	8,290
Long-term obligations	20,891	13,036
Deferred tax liabilities	5,467	5,526
Other non-current liabilities	3,157	3,091
Total liabilities	39,540	29,943
Convertible preferred stock, $0.01 par value, 4,500,000 shares authorized, 4,500,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $4,500 million as of March 31, 2026	4,418	—
Stockholders' equity:
Preferred stock, $0.01 par value, 10,500,000 shares authorized, no shares issued as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,360,434,759 and 1,358,663,795 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	19,783	19,778
Retained earnings	5,580	5,622
Accumulated other comprehensive (loss) income	(116)	102
Total stockholders' equity	25,261	25,516
Non-controlling interest	3,921	—
Total equity	29,182	25,516
Total liabilities, convertible preferred stock, and equity	$73,140	$55,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter
(in millions)	2026	2025
Operating activities:
Net income	$270	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	114	106
Amortization of intangibles	37	34
Other amortization expense	34	23
Provision for sales returns	11	11
Deferred income taxes	4	(6)
Employee stock-based compensation expense	30	22
Amortization of deferred financing costs	98	3
Loss (gain) on disposal of property, plant, and equipment	10	(6)
Unrealized gain on foreign currency	(20)	—
Unrealized gain on derivatives	(64)	(62)
Settlements of interest rate contracts	70	—
Earnings of equity method investments	(16)	(10)
Earned equity from distribution arrangements	(8)	(10)
Other, net	(14)	(5)
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	118	164
Inventories	(101)	(239)
Income taxes receivable and payable, net	43	(27)
Other current and non-current assets	(216)	(110)
Accounts payable and accrued expenses	(129)	(173)
Other current and non-current liabilities	10	(23)
Net change in operating assets and liabilities	(275)	(408)
Net cash provided by operating activities	281	209
Investing activities:
Purchases of property, plant, and equipment	(116)	(120)
Proceeds from sales of property, plant, and equipment	19	13
Purchases of intangibles	(2)	(14)
Other, net	1	64
Net cash used in investing activities	$(98)	$(57)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Quarter
(in millions)	2026	2025
Financing activities:
Proceeds from issuance of Maple Notes	$6,003	$—
Net (repayment) issuance of commercial paper	(21)	1,356
Proceeds from delayed draw term loan	3,626	—
Repayment of term loan	—	(990)
Net proceeds from issuance of convertible preferred stock	4,489	—
Net proceeds from sale of non-controlling interest	3,948	—
Proceeds from structured payables	3	8
Repayments of structured payables	(7)	(18)
Cash dividends paid	(312)	(312)
Tax withholdings related to net share settlements	(25)	(23)
Payments on finance leases	(34)	(25)
Deferred financing charges paid	(28)	(3)
Other, net	(3)	—
Net cash provided by (used in) financing activities	17,639	(7)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	17,822	145
Effect of exchange rate changes	(150)	(2)
Beginning balance	1,044	608
Ending balance	$18,716	$751

Supplemental cash flow disclosures:
Accrued transaction costs for JV Investment and Convertible Preferred Investment	$143	$—
Capital expenditures included in accounts payable and accrued expenses	130	176
Dividends declared but not yet paid	312	313
Cash paid for interest	97	93
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2025	1,358.7	$14	$19,778	$5,622	$102	$25,516	$—	$25,516
Net income	—	—	—	270	—	270	—	270
Other comprehensive loss	—	—	—	—	(218)	(218)	—	(218)
Dividends declared, $0.23 per share	—	—	—	(312)	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	1.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(25)	—	—	(25)	—	(25)
Stock-based compensation	—	—	30	—	—	30	—	30
Sale of non-controlling interest, net of transaction costs and tax effects	—	—	—	—	—	—	3,921	3,921
Balance as of March 31, 2026	1,360.4	$14	$19,783	$5,580	$(116)	$25,261	$3,921	$29,182

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447
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
References to the "first quarter" indicate the quarterly periods ended March 31, 2026 and 2025.
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
RECLASSIFICATIONS
We have reclassified certain prior period amounts within the unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications had no impact on total cash, cash equivalents, restricted cash, and restricted cash equivalents.
2. JDE Peet's Acquisition and Related Transactions
JDE PEET'S ACQUISITION
On January 15, 2026, we commenced a tender offer to acquire all of the issued and outstanding ordinary shares of JDE Peet's for a cash offer price of €31.85 per share, without interest. We substantially completed the tender offer in connection with the JDE Peet's Acquisition on April 1, 2026. Refer to Note 19 for additional information.
During the first quarter of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion
•Senior Unsecured Notes of approximately $6 billion
•JV Investment of $4 billion
•Issuance of Convertible Preferred Stock of $4.5 billion
Each transaction is described further below.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
BORROWING ARRANGEMENTS
In connection with the JDE Peet's Acquisition, we entered into the Bridge Credit Agreement, the Delayed Draw Term Loan Agreement, and the Maple Notes. Refer to Note 3 for additional information on these borrowing arrangements.
PREFERRED INVESTMENT
On March 30, 2026, we completed the Preferred Investment. We issued and sold 4.5 million shares of our Convertible Preferred Stock, with a par value of $0.01 per share, to the Preferred Investors for a purchase price of $1,000 per share. Refer to Note 4 for additional information.
JV INVESTMENT
On March 30, 2026, we completed the JV Investment. We contributed the Coffee Production Assets, as well as certain of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV, and the JV Investors contributed, through the JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV. Refer to Note 5 for additional information.
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	March 31, 2026	December 31, 2025
Notes and Maple Notes	$19,900	$13,931
Delayed draw term loan	2,986	—
Less: current portion of long-term obligations	(1,995)	(895)
Long-term obligations	$20,891	$13,036
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	March 31, 2026	December 31, 2025
Commercial paper notes	$2,189	$2,210
Delayed draw term loan	632	—
Current portion of long-term obligations
Notes	1,995	895
Short-term borrowings and current portion of long-term obligations	$4,816	$3,105

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	March 31, 2026	December 31, 2025
2026 Notes	September 15, 2026	2.550%	$400	$400
2026-B Notes	November 15, 2026	Floating(2)	500	500
2027-B Notes	March 15, 2027	Floating(2)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Euro Notes (€600 million)(3)	March 26, 2028	3.495%	690	—
2028 Notes	May 15, 2028	4.350%	500	500
2028 Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029-C Notes(3)	March 26, 2029	4.750%	550	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Euro Notes (€800 million)(3)	March 26, 2030	3.881%	921	—
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	500
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2031-C Notes(3)	March 26, 2031	5.050%	600	—
2032 Euro Notes (€800 million)(3)	March 26, 2032	4.224%	921	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Euro Notes (€800 million)(3)	March 26, 2035	4.728%	921	—
2035 Notes	May 15, 2035	5.150%	500	500
2036 Notes(3)	March 26, 2036	5.700%	700	—
2038 Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
2056 Notes(3)	March 26, 2056	6.625%	700	—
Principal amount			20,067	14,064
Adjustment from principal amount to carrying amount(1)			(167)	(133)
Carrying amount			$19,900	$13,931
(1)The carrying amount includes unamortized discounts, debt issuance costs, and fair value adjustments related to the DPS Merger.
(2)Our floating rate notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus a spread of 0.580% and 0.880% for the 2026-B Notes and the 2027-B Notes, respectively.
(3)The 2028 Euro Notes, 2030 Euro Notes, 2032 Euro Notes, 2035 Euro Notes, 2029-C Notes, 2031-C Notes, 2036 Notes, and 2056 Notes (together, the Maple Notes) were issued by Maple and are guaranteed by Keurig Dr Pepper Inc. and certain of our subsidiaries that guarantee our other senior indebtedness, which guarantees will terminate upon the Separation.
On March 26, 2026, Maple completed the issuance of the 2029-C Notes, 2031-C Notes, 2036 Notes, and 2056 Notes, with an aggregate principal amount of $2.55 billion. The discount associated with the notes was approximately $3 million, and we incurred $18 million in debt issuance costs. In addition, Maple completed the issuance of the 2028 Euro Notes, 2030 Euro Notes, 2032 Euro Notes and 2035 Euro Notes with an aggregate principal amount of €3 billion, and we incurred $20 million in debt issuance costs. The proceeds from the issuance of the Maple Notes were used to fund the JDE Peet's Acquisition and to pay related fees and expenses in connection with the JDE Peet's Acquisition and related transactions.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
VARIABLE-RATE BORROWING ARRANGEMENTS
Delayed Draw Term Loan Agreement
The Delayed Draw Term Loan Agreement provides for a 364-day senior unsecured term loan facility in an aggregate amount not to exceed €10.35 billion, the proceeds of which may be used to fund the JDE Peet's Acquisition, as well as related fees and expenses.
Borrowings under the Delayed Draw Term Loan Agreement bear interest at a rate per annum equal to EURIBOR plus a margin of 0.750% to 1.750% depending on the rating of certain of our index debt. The undrawn commitments under the facility are subject to a commitment fee which commenced on December 23, 2025, at a per annum rate of 0.060% to 0.200% depending on the rating of certain of our index debt.
On March 6, 2026, we entered into an amendment to the Delayed Draw Term Loan Agreement with Maple, the guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent. Maple joined and became a party to the Delayed Draw Term Loan Agreement as a borrower, and agreed to be jointly and severally liable, together with KDP, for all obligations of KDP and Maple under the Delayed Draw Term Loan Agreement. In addition, the amendment extends the maturity of €2.60 billion of the facility to the date that is 15 months from the date of initial funding under the Delayed Draw Term Loan Agreement. The maturity of the remaining €7.75 billion of the facility was not modified. Upon the completion of the Separation, KDP shall be automatically released from the Delayed Draw Term Loan Agreement and all of its obligations and liabilities thereunder will automatically terminate. Following the Separation, Maple will be the sole borrower under the Delayed Draw Term Loan Agreement.
In the first quarter of 2026, the Delayed Draw Term Loan Agreement facility was reduced by approximately €6.464 billion as a result of the issuance of the Maple Notes and the completion of the Preferred Investment and the JV Investment. On March 30, 2026, we borrowed €3.15 billion under the facility, and €736 million remains available and undrawn as of March 31, 2026. The interest rate in effect as of March 31, 2026 was 3.385%.
As of March 31, 2026, we were in compliance with our minimum interest coverage ratio with respect to the Delayed Draw Term Loan Agreement.
Bridge Credit Agreement
The Bridge Credit Agreement provided for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €5.85 billion. On March 30, 2026, we terminated the Bridge Credit Agreement. We had no outstanding loan balances as of the termination date.
Revolving Credit Agreement
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	March 31, 2026	December 31, 2025
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,300	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of March 31, 2026.
As of March 31, 2026, we were in compliance with our minimum interest coverage ratio with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program

	First Quarter
(in millions, except %)	2026	2025
Weighted average commercial paper borrowings	$2,449	$2,682
Weighted average borrowing rates	4.00%	4.63%

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Letter of Credit Facility
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental letter of credit facility. Under this facility, $150 million is available for the issuance of letters of credit, $63 million of which was utilized as of March 31, 2026 and $87 million of which remains available for use.
FAIR VALUE DISCLOSURES
The fair values of our commercial paper and delayed draw term loan approximate the carrying values and are considered Level 2 within the fair value hierarchy.
The fair values of our Notes and Maple Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all the Notes and Maple Notes and related unamortized costs to be incurred at such date. The fair value of our Notes and Maple Notes was $18,894 million and $13,196 million as of March 31, 2026 and December 31, 2025, respectively.
4. Convertible Preferred Stock
On March 30, 2026, we completed the Preferred Investment. We issued and sold 4.5 million shares of our Convertible Preferred Stock, with a par value of $0.01 per share, to the Preferred Investors for a purchase price of $1,000 per share, or an aggregate of $4,500 million. We incurred issuance costs associated with the Preferred Investment of $105 million.
VOTING RIGHTS
The holders of the Convertible Preferred Stock are entitled to vote on an as-converted equivalent basis along with holders of our common stock.
DIVIDENDS AND DISTRIBUTIONS
The Convertible Preferred Stock ranks senior to our common stock with respect to dividend and distribution on liquidation rights. The Convertible Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Convertible Preferred Stock are entitled to dividends at a rate of 4.75% per annum, subject to increase in certain cases, and to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the dividends holders are entitled to receive on the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock will be paid in cash. We may choose to defer payment of all or part of any dividends due on the Convertible Preferred Stock; however, we will accrue additional dividends until paid in cash and we will not be able to declare or pay any dividends on or make repurchases of our common stock, subject to certain conditions. For the first quarter of 2026, there were no dividends declared or paid to the holders of our Convertible Preferred Stock due to the timing of the issuance.
CONVERSION
The Convertible Preferred Stock, plus the value of any unpaid dividends, is convertible into shares of our common stock, at our election or, in certain specified circumstances, the election of the Preferred Investors, at an initial conversion price of $37.25 (which will be subject to anti-dilution adjustments, as well as an adjustment in the event that we complete the Separation). Holders may convert up to, in the aggregate, 50% of the Convertible Preferred Stock allocated among such holders and their permitted transferees pro rata at any time, and may convert the remainder following the earliest of the closing of the Separation, the 18-month anniversary of the issuance of the Convertible Preferred Stock, upon foreclosure by a lender under a bona fide loan or other financing arrangement or the 12-month anniversary of any initial public offering of the remaining beverage business if the Separation has not yet occurred. At any time after March 30, 2029, we may require the Convertible Preferred Stock to be converted if the closing price per share of our common stock exceeds 150% of the conversion price then in effect for at least twenty trading days in any period of thirty consecutive trading days.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
REDEMPTION
We will have the right, but not the obligation, to redeem the Convertible Preferred Stock anytime on or after March 30, 2033, in cash, at the optional redemption price as defined in the Certificate of Designations. The Convertible Preferred Stock is classified as mezzanine equity in our Condensed Consolidated Balance Sheets as the Convertible Preferred Stock may be redeemable at the option of the shareholders in the event of certain fundamental changes which are not solely within our control. We are not required to adjust the carrying value of the Convertible Preferred Stock to the current redemption value, as such fundamental changes were not probable as of March 31, 2026.
ROLLFORWARD
The following table summarizes the activity for the outstanding Convertible Preferred Stock for the first quarter of 2026:

	Convertible Preferred Stock
(in millions)	Shares	Carrying Value
Balance as of December 31, 2025	—	$—
Issuance of Convertible Preferred Stock, net of issuance costs and tax effects	4.5	4,418
Balance as of March 31, 2026	4.5	$4,418
5. Pod Manufacturing JV
On March 30, 2026, we completed the JV Investment. We contributed the Coffee Production Assets, as well as certain of our related coffee assets (including sales and distribution) in Canada to the Pod Manufacturing JV, and the JV Investors contributed $4 billion in cash through the JV Investor Partner, in exchange for a 49% interest in the Pod Manufacturing JV. The remaining 51% ownership interest remains under our ownership. We incurred $101 million in transaction costs associated with the JV Investment.
GOVERNANCE
The JV LP Agreement sets forth each partner's rights and responsibilities with respect to the Pod Manufacturing JV, including with respect to the JV Committee (a majority of which will be appointed by us); certain unanimous approval rights in favor of the JV Investor Partner; mechanisms for capital contributions to be made to the Pod Manufacturing JV; limitations on transfers by the partners; a call right exercisable by us during the period from approximately 8 to 15 years following the closing, as well as an early call right exercisable prior to such period, subject to certain conditions; a conversion right exercisable by the JV Investor Partner approximately 15 years following the closing whereby the JV Investor Partner may elect to convert its interest in the Pod Manufacturing JV into shares of KDP, subject to certain conditions being met as described in the JV LP Agreement, or following the Separation, the separated coffee business; and certain redemption obligations of Pod Manufacturing JV in the event of a change of control transaction.
DISTRIBUTIONS
The JV LP Agreement also sets forth distribution mechanics pursuant to which the Pod Manufacturing JV will make quarterly distributions of available cash to its partners subject to certain limitations, including for operating costs and reserves. KDP has full and sole discretion to declare distributions. Distributions to the JV Investor Partner are in proportion to its ownership interest; however, during the first five years following the closing, the distributions to the JV Investor Partner will be targeted so that the JV Investor Partner receives an internal rate of return of 6.375% on its invested capital, with any remaining available cash distributed to the other partners or all partners, at the discretion of the JV Committee.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
PRESENTATION
The JV Investment was accounted for as a sale of interest in a subsidiary without a loss of control. We recorded a $4 billion increase in non-controlling interest on our unaudited Condensed Consolidated Balance Sheets and a subsequent $101 million decrease in non-controlling interest related to transaction costs incurred. The non-controlling interest is presented net of tax effects of $22 million.
The Pod Manufacturing JV is a VIE which we are required to consolidate as we are the primary beneficiary. Any net earnings attributable to the JV Investors are presented separately in the unaudited Condensed Consolidated Statements of Income. For the first quarter of 2026, there were no net earnings attributable to non-controlling interest due to the timing of the completion of the JV Investment.
6. Goodwill and Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
Balance as of December 31, 2025	$8,870	$8,622	$2,755	$20,247
Foreign currency translation	—	—	(37)	(37)
Balance as of March 31, 2026	$8,870	$8,622	$2,718	$20,210
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	March 31, 2026			December 31, 2025
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Acquired technology	$1,146	$(712)	$434	$1,146	$(694)	$452
Customer relationships	683	(309)	374	683	(301)	382
Contractual arrangements	146	(32)	114	146	(30)	116
Trade names	126	(126)	—	126	(126)	—
Brands	76	(43)	33	76	(40)	36
Distribution rights	162	(41)	121	162	(35)	127
Other	25	(3)	22	25	(3)	22
Total intangible assets with definite lives	$2,364	$(1,266)	$1,098	$2,364	$(1,229)	$1,135
Intangible assets with indefinite lives:
Brands			$19,956			$19,993
Trade names			2,478			2,478
Distribution rights			121			119
Total intangible assets with indefinite lives			22,555			22,590
Total intangible assets, net			$23,653			$23,725

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Amortization expense for intangible assets with definite lives was as follows:

	First Quarter
(in millions)	2026	2025
Amortization expense	$37	$34
7. Derivatives
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
INTEREST RATES
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of March 31, 2026, economic interest rate derivative instruments have maturities ranging from March 2027 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. In the fourth quarter of 2025 and the first quarter of 2026, we entered into forward starting swaps with an aggregate notional of approximately $3.5 billion and designated them as cash flow hedges. In March 2026, we terminated these contracts and issued the related Maple Notes, as described in Note 3. Upon termination, we received approximately $70 million to settle the contracts with the counterparties, which was recorded to accumulated other comprehensive income and will be amortized to interest expense over the respective terms of the Maple Notes. We had no designated interest rate contracts outstanding as of March 31, 2026.

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
Additionally, in order to complete the JDE Peet's Acquisition on April 1, 2026, we have significant Euro-denominated cash outflows, as described in Note 2. We entered into FX forward contracts in 2025 and 2026 to reduce our exposure to exchange rate fluctuations associated with the acquisition consideration and related financing.
Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same caption of the unaudited Condensed Consolidated Statements of Income as the associated risk. As of March 31, 2026, these FX contracts have maturities ranging from April 2026 to December 2026.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our foreign subsidiaries. The intent of these FX contracts is to provide predictability in our overall cost structure. As of March 31, 2026, these FX contracts have maturities ranging from April 2026 to June 2027.
COMMODITIES
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of March 31, 2026, these commodity contracts have maturities ranging from April 2026 to January 2028.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	March 31, 2026	December 31, 2025
Interest rate contracts
Pay-variable interest rate swaps, not designated as hedging instruments	$1,200	$—
Pay-fixed interest rate swaps, not designated as hedging instruments	600	—
Forward starting swaps, not designated as hedging instruments	500	2,300
Forward starting swaps, designated as cash flow hedges	—	1,500
FX contracts
Forward contracts, not designated as hedging instruments(1)	6,048	12,436
Forward contracts, designated as cash flow hedges	500	597
Commodity contracts, not designated as hedging instruments(2)	700	595
(1)Includes €5 billion as of March 31, 2026 and €10 billion as of December 31, 2025 of FX forward contracts entered into in connection with the JDE Peet's Acquisition.
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

(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$1	$5
Commodity contracts	Prepaid expenses and other current assets	128	47
Commodity contracts	Other non-current assets	12	3

Liabilities:
Interest rate contracts	Other current liabilities	27	16
FX contracts	Other current liabilities	61	38
Commodity contracts	Other current liabilities	15	9
Interest rate contracts	Other non-current liabilities	370	381
Commodity contracts	Other non-current liabilities	14	23

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

(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$6	$2
FX contracts	Other non-current assets	2	1
Interest rate contracts	Other non-current assets	—	37

Liabilities:
FX contracts	Other current liabilities	10	16
Interest rate contracts	Other current liabilities	—	2
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of losses (gains), net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	First Quarter
(in millions)		2026	2025
Interest rate contracts	Interest expense, net	$1	$(32)
FX contracts	Cost of sales	1	(1)
FX contracts	Other expense (income), net	115	3
Commodity contracts	Cost of sales	(45)	(17)
Commodity contracts	SG&A expenses	(69)	(2)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of net (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	First Quarter
(in millions)		2026	2025
Interest rate contracts	Interest expense, net	$(3)	$(3)
FX contracts	Cost of sales	3	(5)
We expect to reclassify approximately $22 million of pre-tax net gains and $6 million of pre-tax net losses from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8. Leases
The following table presents the components of lease cost:

	First Quarter
(in millions)	2026	2025
Operating lease cost	$45	$44
Finance lease cost
Amortization of right-of-use assets	30	28
Interest on lease liabilities	12	9
Variable lease cost(1)	10	9
Total lease cost	$97	$90
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following tables present supplemental information about our leases:

(in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Other non-current assets	$837	$845
Finance lease right-of-use assets(1)	Property, plant, and equipment, net	998	919

Liabilities:
Operating lease liability	Other current liabilities	$136	$127
Finance lease liability	Other current liabilities	184	179
Operating lease liability	Other non-current liabilities	753	764
Finance lease liability	Other non-current liabilities	815	745
(1)Amounts are presented net of accumulated amortization of $453 million and $426 million as of March 31, 2026 and December 31, 2025, respectively.

	First Quarter
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$42
Operating cash flows from finance leases	12	9
Financing cash flows from finance leases	34	25
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27	4
Finance leases	109	44
The following table presents information about our weighted average discount rate and remaining lease term:

	March 31, 2026	December 31, 2025
Weighted average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.9%	4.8%
Weighted average remaining lease term
Operating leases	8 years	8 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS
Future minimum lease payments for non-cancellable leases that have commenced and are reflected in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2026	$120	$189
2027	160	151
2028	130	140
2029	120	134
2030	111	124
2031	94	95
Thereafter	359	403
Total future minimum lease payments	1,094	1,236
Less: imputed interest	(205)	(237)
Present value of minimum lease payments	$889	$999
SIGNIFICANT LEASES THAT HAVE NOT YET COMMENCED
As of March 31, 2026, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $156 million. These leases will commence between 2026 and 2028, with initial lease terms ranging from 5 years to 10 years.

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
•The U.S. Coffee segment reflects sales in the U.S. from the manufacture and distribution of finished goods relating to our K-Cup pods, single serve brewers and accessories, and other coffee products, to partners, retailers, and directly to consumers through the Keurig.com website.
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
Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. "Other segment (income) expense" includes Other operating income, net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at "Income from operations - reportable segments". "Unallocated corporate costs" are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
First Quarter of 2026
Net sales	$2,599	$857	$520	$3,976
Cost of sales	1,066	539	290
SG&A expenses	812	158	145
Income from operations - reportable segments	$721	$160	$85	$966
Unallocated corporate costs				(210)
Income from operations				756
Interest expense, net				281
Other expense, net				118
Income before provision for income taxes				$357

First Quarter of 2025
Net sales	$2,323	$877	$435	$3,635
Cost of sales	937	523	228
SG&A expenses	733	151	119
Other segment (income) expense	(1)	1	(2)
Income from operations - reportable segments	$654	$202	$90	$946
Unallocated corporate costs				(145)
Income from operations				801
Interest expense, net				148
Other income, net				(7)
Income before provision for income taxes				$660

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Net Sales
The following table disaggregates our net sales by product portfolio and by reportable segment:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	International	Total
First Quarter of 2026
LRB	$2,515	$18	$334	$2,867
K-Cup pods	—	701	139	840
Appliances	—	106	10	116
Other	84	32	37	153
Net sales	$2,599	$857	$520	$3,976

First Quarter of 2025
LRB	$2,263	$13	$277	$2,553
K-Cup pods	—	717	116	833
Appliances	—	116	8	124
Other	60	31	34	125
Net sales	$2,323	$877	$435	$3,635
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
11. Earnings Per Share

	First Quarter
(in millions, except per share data)	2026	2025
Net income	$270	$517

Weighted average common shares outstanding	1,359.2	1,357.1
Dilutive effect of stock-based awards	4.5	5.1
Weighted average common shares outstanding and common stock equivalents	1,363.7	1,362.2

Basic EPS	$0.20	$0.38
Diluted EPS	0.20	0.38

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	4.7	0.8

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	First Quarter
(in millions)	2026	2025
Total stock-based compensation expense	$30	$22
Income tax benefit	(5)	(5)
Stock-based compensation expense, net of tax	$25	$17
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	13,120,837	$29.62	1.8	$368
Granted	4,030,382	28.41
Vested and released	(2,638,544)	31.31		78
Forfeited	(98,604)	29.72
Outstanding as of March 31, 2026	14,414,071	$28.97	2.1	$380
As of March 31, 2026, there was $257 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 3 years.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2025	446,818	$30.60	2.2	$13
Granted	520,456	28.39
Forfeited or expired	(26,265)	30.57
Balance as of March 31, 2026	941,009	$29.38	2.5	$25
As of March 31, 2026, there was $19 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.5 years.
13. Equity Method Investments
The following table summarizes our equity method investments:

(in millions)	March 31, 2026	December 31, 2025
Nutrabolt	$1,181	$1,168
Chobani	379	359
Tractor	62	52
Athletic Brewing	53	53
Other	28	28
Total equity method investments	$1,703	$1,660

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Income Taxes
Our effective tax rates were as follows:

	First Quarter
	2026	2025
Effective tax rate	24.4%	21.7%
For the first quarter of 2026, the change in our effective tax rate was driven by discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV.
CASH PAID FOR INCOME TAXES
We paid $47 million and $60 million in cash for income taxes, net of refunds received, during the first quarter of 2026 and 2025, respectively.
15. Accumulated Other Comprehensive Loss
The following table provides a summary of changes in AOCI, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Total
For the first quarter of 2026:
Beginning balance	$(9)	$(16)	$127	$102
Other comprehensive (loss) income	(242)	(3)	27	(218)
Balance as of March 31, 2026	$(251)	$(19)	$154	$(116)

For the first quarter of 2025:
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	13	—	(7)	6
Amounts reclassified from AOCI	—	—	(5)	(5)
Total other comprehensive income (loss)	13	—	(12)	1
Balance as of March 31, 2025	$(397)	$(14)	$136	$(275)
The following table presents the amount of gains reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	First Quarter
(in millions)		2026	2025
Cash Flow Hedges
Interest rate contracts	Interest expense, net	$(3)	$(3)
FX contracts	Cost of sales	3	(5)
Total		—	(8)
Income tax expense		—	3
Total, net of tax		$—	$(5)

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

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$898	$1,026
Restricted cash and restricted cash equivalents(1)	17,818	18
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$18,716	$1,044
(1)As of March 31, 2026, Restricted cash and restricted cash equivalents includes approximately $17.8 billion of legally segregated cash to be utilized for the completion of the JDE Peet's Acquisition, which occurred on April 1, 2026.
SELECTED BALANCE SHEET INFORMATION

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$722	$706
Work-in-process	10	8
Finished goods	1,097	1,019
Total inventories	$1,829	$1,733
Supplier Financing Arrangements
Outstanding obligations under supplier financing arrangements, which are confirmed as valid and included in accounts payable as of March 31, 2026 and December 31, 2025, were $1,473 million and $1,378 million, respectively.
Mandatory Redemption Liability
The fair value of our mandatory redemption liability associated with GHOST was $899 million and $880 million as of March 31, 2026 and December 31, 2025, respectively, and is included within Other non-current liabilities within the unaudited Condensed Consolidated Balance Sheets.
17. Commitments and Contingencies
We are occasionally subject to litigation or other legal proceedings. We accrue for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated, and such accruals were not material in the periods presented. We have also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. We do not believe that the outcome of these, or any other, pending legal matters, individually or collectively, will have a material adverse effect on our results of operations, financial condition, or liquidity.

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
In October 2025, the SDNY court denied the direct purchasers plaintiffs' motion for class certification. While the court’s order does not preclude individual purchasers from pursuing their own direct claims, the court found that the plaintiffs did not meet the federal requirements to pursue their case on a classwide basis. The direct purchaser plaintiffs filed a petition with the United States Court of Appeals for the Second Circuit, seeking to appeal the SDNY court’s decision; their petition was subsequently denied.
Discovery in all remaining matters pending in the Multidistrict Antitrust Litigation is concluded, with the plaintiffs (which no longer include the purported direct purchaser class) collectively claiming more than $1.5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. Keurig has fully briefed summary judgment motions that, if successful, would end the cases entirely.
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
18. Restructuring
RESTRUCTURING PROGRAM
Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. Our restructuring program includes the closure of certain facilities and other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
The restructuring program is expected to incur cumulative pre-tax restructuring charges of approximately $175 million through the end of 2026, primarily comprised of asset related costs.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs were as follows:

	First Quarter
(in millions)	2026	2025
Network Optimization	$23	$2
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2025	$8
Cash payments	(3)
Balance as of March 31, 2026	$5
19. Subsequent Event
COMPLETION OF JDE PEET'S ACQUISITION
On March 27, 2026, the offer period for the issued and outstanding ordinary shares of JDE Peet's expired, and on April 1, 2026, we acquired substantially all of the outstanding issued and ordinary shares of JDE Peet's.
We acquired 96.22% of the issued and outstanding ordinary shares of JDE Peet's on April 1, 2026. The post-closing acceptance period expired on April 13, 2026, and we acquired additional shares on April 15, 2026. Altogether, the total shares acquired represent 97.75% the issued and outstanding ordinary shares of JDE Peet's. We intend to acquire all remaining outstanding shares. The aggregate consideration for the tendered shares was approximately €15.11 billion.
Due to the limited time since the date of the JDE Peet's Acquisition execution, it is impracticable for us to make certain business combination disclosures at this time as we are still gathering information necessary to provide those disclosures. We are unable to present (i) the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed and (ii) supplemental pro forma financial information related to the JDE Peet's Acquisition. We plan to provide this information in our quarterly report on Form 10-Q for the quarter ending June 30, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, in particular, statements about the impact of future events, future financial performance, plans, strategies, business combinations, expectations, prospects, competitive environment, regulation, labor matters, supply chain issues, tariffs or trade wars and related uncertainty, inflation, and availability of raw materials. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as "outlook," "guidance," "anticipate," "enable," "expect," "believe," "could," "confident," "estimate," "feel," "continue," "ongoing," "forecast," "intend," "may," "on track," "plan," "positioned," "potential," "project," "should," "target," "will," "would," and similar words, phrases, or expressions and variations or negatives of these words in this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current views with respect to future events and financial performance.
Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections; global economic uncertainty or economic downturns; tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, sanctions, geopolitical disturbances and conflicts, or threats of such actions and related uncertainty; the risk that our financial performance may be better or worse than anticipated; risks related to the completion of the Separation in the anticipated timeframe, or at all; our incurrence of significant debt or our entry into other funding alternatives, in each case, to fund the acquisition of JDE Peet's, which may result in dilution to our stockholders or introduce complexity to our capital structure; additional risks associated with the JDE Peet's Acquisition and those geographies, countries, and associated governments where JDE Peet's currently operates; our ability to successfully integrate JDE Peet's into our business, or that such integration may be more difficult, time-consuming, or costly than expected; constraints on management's attention to operating and growing our business during the execution of the integration of JDE Peet's and the Separation; the potential downgrade of our credit ratings as a result of debt incurred and/or assumed in connection with the JDE Peet's Acquisition; the possibility of negative impacts on business relationships in connection with the JDE Peet's Acquisition and the Separation; the risk that the JDE Peet's Acquisition and the Separation incur significant additional costs; the risk of potential litigation and regulatory actions; negative effects of the JDE Peet's Acquisition and pendency of the Separation on our share price; and the ability to achieve the anticipated strategic and financial benefits from the Separation. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names, and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.

OVERVIEW
KDP is a leading beverage company in North America that manufactures, markets, distributes, and sells hot and cold beverages and single serve brewing systems. We have a broad portfolio of iconic beverage brands, including Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, GHOST, 7UP, Snapple, Green Mountain Coffee Roasters, Clamato, The Original Donut Shop, and Core Hydration, as well as the Keurig brewing system. Our beverage brands are some of the most recognized in North America, with significant consumer awareness levels and long histories that evoke strong emotional connections with consumers. We offer more than 125 owned, licensed, and partner brands, supported by powerful distribution capabilities. On April 1, 2026, we acquired JDE Peet's, which includes powerhouse brands such as Peet’s, L’OR and Jacobs. JDE Peet’s will contribute to our results beginning in the second quarter of 2026.
Our three operating and reportable segments are U.S. Refreshment Beverages, U.S. Coffee, and International.
EXECUTIVE SUMMARY
Results of Operations

First Quarter of 2026 as compared to First Quarter of 2025
(in millions, except Diluted EPS)

JDE PEET'S ACQUISITION
On January 15, 2026, we commenced a tender offer to acquire all of the issued and outstanding ordinary shares of JDE Peet's for a cash offer price of €31.85 per share, without interest. We substantially completed the tender offer on April 1, 2026.
During the first quarter of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion
•Senior Unsecured Notes of approximately $6 billion
•JV Investment of $4 billion
•Issuance of Convertible Preferred Stock of $4.5 billion
Refer to Notes 2, 3, 4, 5, and 19 of the Notes to our unaudited Condensed Consolidated Financial Statements for further information about these transactions and the closing of the JDE Peet's Acquisition.
We have incurred acquisition, integration, and financing costs associated with the acquisition of JDE Peet's and planned Separation, which include costs to obtain proceeds to close the JDE Peet's acquisition and costs to manage the FX risk associated with the purchase price. These costs were primarily recorded to Selling, general, and administrative expenses, Interest expense, net, and Other expense (income), net, and aggregated to a pre-tax impact of approximately $298 million during the first quarter of 2026.

First Quarter of 2026 Compared to First Quarter of 2025
Consolidated Operations

	First Quarter		Percentage Change
($ in millions, except per share amounts)	2026	2025
Net sales	$3,976	$3,635	9.4%
Cost of sales	1,878	1,650	13.8
Gross profit	2,098	1,985	5.7
Selling, general, and administrative expenses	1,342	1,192	12.6
Other operating income, net	—	(8)	NM
Income from operations	756	801	(5.6)
Interest expense, net	281	148	89.9
Other expense (income), net	118	(7)	NM
Income before provision for income taxes	357	660	(45.9)
Provision for income taxes	87	143	NM
Net income	$270	$517	(47.8)

Earnings per common share:
Basic	$0.20	$0.38	(47.4)%
Diluted	0.20	0.38	(47.4)

Gross margin	52.8%	54.6%	(180) bps
Operating margin	19.0	22.0	(300) bps
Effective tax rate	24.4	21.7	270 bps
Sales Volumes

Percentage Change
LRB	(1.1)%
K-Cup pods	(5.4)
Appliances	(8.2)
Net Sales Drivers

Percentage Change
Volume / mix	2.6%
Net price realization	5.5
FX	1.3
Total	9.4%

Gross profit increased 5.7% to $2,098 million for the first quarter of 2026. This performance primarily reflected the gross profit impact of net sales growth (14 percentage points), partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (6 percentage points), unfavorable FX impacts (1 percentage point), and unfavorable changes in unrealized commodity mark-to-market activity (1 percentage point).
SG&A expenses increased 12.6% to $1,342 million for the first quarter of 2026, driven by costs associated with the JDE Peet's Acquisition and the planned Separation (7 percentage points), increased transportation and warehousing expenses (2 percentage points), higher labor costs (2 percentage points), increased marketing expenses (2 percentage points), and unfavorable FX impacts (1 percentage points), partially offset by favorable changes in unrealized commodity mark-to-market activity (5 percentage points).
Income from operations decreased 5.6% to $756 million for the first quarter of 2026, as increased gross profit was more than offset by higher SG&A expenses.
Interest expense, net increased 89.9% to $281 million for the first quarter of 2026, driven primarily by the accelerated recognition of deferred financing costs upon termination of our Bridge Credit Agreement (64 percentage points), as well as unfavorable changes in unrealized mark-to-market activity (16 percentage points).
Other expense (income), net reflected expense of $118 million for the first quarter of 2026, primarily driven by the realized and unrealized losses on FX forward contracts related to the funding of the JDE Peet’s Acquisition. This compared to income of $7 million in the first quarter of 2025.
The effective tax rate increased 270 bps to 24.4% for the first quarter of 2026, compared to 21.7% in the first quarter of 2025, driven by discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV (280 bps).
Net income decreased 47.8% to $270 million for the first quarter of 2026, driven primarily by increased interest expense and other non-operating expense.
Diluted EPS decreased 47.4% to $0.20 per diluted share for the first quarter of 2026 as compared to $0.38 in the first quarter of 2025.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first quarter of 2026 and 2025.

	First Quarter		Percentage Change
(in millions)	2026	2025
Net sales
U.S. Refreshment Beverages	$2,599	$2,323	11.9%
U.S. Coffee	857	877	(2.3)
International	520	435	19.5
Total net sales	$3,976	$3,635	9.4

Income from operations
U.S. Refreshment Beverages	$721	$654	10.2%
U.S. Coffee	160	202	(20.8)
International	85	90	(5.6)
Unallocated corporate costs	(210)	(145)	44.8
Total income from operations	$756	$801	(5.6)

Operating margin
U.S. Refreshment Beverages	27.7%	28.2%	(50) bps
U.S. Coffee	18.7	23.0	(430) bps
International	16.3	20.7	(440) bps
Sales Volumes

	LRB	K-Cup Pods	Appliances
U.S. Refreshment Beverages	(0.6)%	—%	—%
U.S. Coffee	NM	(6.8)	(8.4)
International	(3.5)	4.5	(6.8)
Net Sales Drivers

	Volume / Mix	Net Price Realization	FX	Total
U.S. Refreshment Beverages	7.2%	4.7%	—%	11.9%
U.S. Coffee	(8.2)	5.9	—	(2.3)
International	(0.7)	9.2	11.0	19.5

U.S. Refreshment Beverages
Sales volume decreased 0.6%, as growth in energy was more than offset by declines in the balance of our portfolio.
Net sales increased 11.9% to $2,599 million for the first quarter of 2026, driven by volume / mix growth and higher net price realization.
Income from operations increased 10.2% to $721 million for the first quarter of 2026. This performance was driven by the gross profit impact of net sales growth (27 percentage points), which was partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (9 percentage points), increased transportation and warehousing expenses (4 percentage points), higher labor costs (3 percentage points), and increased marketing expenses (2 percentage points).
U.S. Coffee
Appliance volume decreased 8.4%, reflecting price elasticity impacts. K-Cup pod volume decreased 6.8%, reflecting price elasticity impacts and retailer inventory adjustments.
Net sales decreased 2.3% to $857 million for the first quarter of 2026, as higher net price realization was more than offset by unfavorable volume / mix.
Income from operations decreased 20.8% to $160 million for the first quarter of 2026, driven by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (28 percentage points), the volume / mix decline (20 percentage points) and increased marketing expenses (3 percentage points), partially offset by the benefit of higher net price realization (26 percentage points).
International
LRB sales volume decreased 3.5%. Appliance volumes decreased 6.8% and K-Cup pod volumes increased 4.5%.
Net sales increased 19.5% to $520 million in the first quarter of 2026, reflecting favorable FX translation and higher net price realization, slightly offset by unfavorable volume / mix.
Income from operations decreased 5.6% to $85 million for the first quarter of 2026, as the benefits from higher net price realization and favorable FX were more than offset by the volume / mix decline, a net unfavorable impact from changes in ingredients, materials, and productivity, increased marketing expenses, and increases in other production costs.
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

	First Quarter
(in millions)	2026	2025
Net cash provided by operating activities	$281	$209
Net cash used in investing activities	(98)	(57)
Net cash provided by (used in) financing activities	17,639	(7)
Principal Sources of Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations, and borrowing capacity currently available under our 2025 Revolving Credit Agreement. Additionally, we have an uncommitted commercial paper program where we can issue unsecured commercial paper notes on a private placement basis. Based on our current and anticipated level of operations, we believe that our operating cash flows will be sufficient to meet our anticipated obligations related to our normal course of business for the next twelve months and thereafter for the foreseeable future. To the extent that our operating cash flows are not sufficient to meet our liquidity needs, we may utilize cash on hand or amounts available under our financing arrangements. From time to time, we may seek additional deleveraging, refinancing, or liquidity enhancing transactions, including entering into transactions to repurchase or redeem outstanding indebtedness or otherwise seek transactions to reduce interest expense, extend debt maturities, and improve our capital and liquidity structure.
Sources of Liquidity - Operations
Net cash provided by operating activities increased $72 million for the first quarter of 2026, as compared to the first quarter of 2025, driven by the favorable comparison in working capital, partially offset by a lower net income adjusted for non-cash items in the period.
Sources of Liquidity - Financing
Refer to Note 3 of the Notes to our Unaudited Consolidated Financial Statements for management's discussion of our financing arrangements.
As of March 31, 2026, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.

We also have an active shelf registration statement, filed with the SEC on August 15, 2025, which allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, and warrants from time to time in one or more offerings at the direction of our Board.
Credit Ratings
Our credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook	Date of Last Change
Moody's	Baa3	P-3	Stable	March 10, 2026
S&P	BBB-	A-3	Stable	March 10, 2026
Following the announcement of the JDE Peet's Acquisition and the corresponding financing arrangements entered into for the transaction, our credit ratings were downgraded by Moody's and S&P but remain investment grade. The downgrade of both our long-term debt and commercial paper ratings may have adverse effects on our borrowing costs, access to capital markets, liquidity, flexibility in responding to changing market conditions, and, as a result, our financial performance.
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
Regular Quarterly Dividends
We have declared total dividends of $0.23 per share in both the first quarter of 2026 and 2025.
Acquisitions of Businesses and Purchases of Intangible Assets
From time to time, we acquire brand ownership companies to expand our portfolio. We also invest in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to enhance competitive distribution scale. These transactions could be accounted for either as an acquisition of a business or, if the majority of the transaction price represents the acquisition of a single intangible asset, as an asset acquisition. Purchases of intangible assets were $2 million and $14 million for the first quarter of 2026 and 2025, respectively.
Capital Expenditures
Purchases of property, plant, and equipment were $116 million and $120 million for the first quarter of 2026 and 2025, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first quarter of 2026 and 2025. Capital expenditures included in accounts payable and accrued expenses were $130 million and $176 million for the first quarter of 2026 and 2025, respectively, which primarily related to these investments.
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
JDE Peet's Acquisition
We entered into various transactions in order to finance the JDE Peet's Acquisition. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for additional information.

Uncertainties and Trends Affecting Liquidity
Disruptions in financial and credit markets, including those caused by inflation; global economic uncertainty; international conflicts; economic downturns; fluctuations in interest rates; the imposition of new tariffs or changes to existing tariffs; trade wars, barriers, or restrictions, or threats of such actions, and related uncertainty, may impact our ability to manage normal commercial relationships with our customers, suppliers, and creditors, and may also impact our ability to access liquidity through financial markets in a timely and cost-effective manner. These disruptions could have a negative impact on the ability of our customers to timely pay their obligations to us, thus reducing our cash flow, or the ability of our vendors to timely supply materials.
Customer and consumer demand for our products may also be impacted by the risk factors discussed under "Risk Factors" in Part 1, Item 1A of our Annual Report, as well as subsequent filings with the SEC, that could have a material effect on production, delivery, and consumption of our products, which could result in a reduction in our sales volume.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the Notes. The Guarantors are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the Notes. None of our subsidiaries organized outside of the U.S., any of the subsidiaries held by Maple prior to the DPS Merger, or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the Notes, with the exception of Maple, which became a Guarantor effective March 6, 2026. The subsidiary guarantees with respect to the Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes, and the discharge of our obligations under the applicable indenture.
The following schedules present the summarized financial information for Keurig Dr Pepper Inc. (the "Parent") and the Guarantors on a combined basis after intercompany eliminations; the Parent and the Guarantors' amounts due from and amounts due to Non-Guarantors are disclosed separately. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries. The following schedules include Maple as a Guarantor effective March 6, 2026.
Summarized financial information for the Parent and Guarantors is as follows:

(in millions)	First Quarter of 2026
Net sales	$2,627
Gross profit	1,212
Income from operations	212
Net income	274

(in millions)	March 31, 2026
Current assets	$3,171
Non-current assets	65,295
Total assets(1)	$68,466

Current liabilities	$8,700
Non-current liabilities	29,652
Total liabilities(2)	$38,352
(1)Includes $9 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of March 31, 2026.
(2)Includes $3,002 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on market risk made in our Annual Report.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 17 of the Notes to our Unaudited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A in our Annual Report. There have been no material changes from the risk factors set forth in Part I, Item 1A in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Report on Form 8-K filed with the SEC on April 1, 2026.
Item 5. Other Information
During the first quarter of 2026, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
2.1	Merger Protocol, dated as of August 24, 2025, among Keurig Dr Pepper Inc. and JDE Peet's N.V.	8-K	8/25/2025	2.1	‡
2.2	Form of Irrevocable Undertaking, dated as of August 24, 2025	8-K	8/25/2025	2.2
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc.	8-K	5/12/2008	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012	10-Q	7/26/2012	3.2
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016	8-K	5/20/2016	3.1
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018	8-K	7/9/2018	3.1
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025	10-K	2/25/2025	3.5
3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Keurig Dr Pepper Inc., effective as of March 30, 2026	8-K	4/1/2026	3.1
4.1	Third Supplemental Indenture, dated as of March 6, 2026, among Maple Parent Holdings Corp., Keurig Dr Pepper Inc. and U.S. Bank Trust Company, National Association, as trustee	—	—	—	*
4.2	Ninth Supplemental Indenture, dated as of March 6, 2026, among Keurig Dr Pepper Inc. as successor to Maple Escrow Subsidiary, Inc., Maple Parent Holdings Corp. and U.S. Bank Trust Company, National Association, as successor trustee to Wells Fargo Bank, N.A., as trustee	—	—	—	*
4.3	Fourteenth Supplemental Indenture, dated as of March 6, 2026, among Maple Parent Holdings Corp., Keurig Dr Pepper Inc. (f/k/a Dr Pepper Snapple Group, Inc.) and U.S. Bank Trust Company, National Association, as successor trustee to Computershare Trust Company, N.A	—	—	—	*
4.4	Indenture, dated as of March 26, 2026, between Maple Parent Holdings Corp., a Delaware corporation and U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent	8-K	3/26/2026	4.1
4.5	First Supplemental Indenture, dated as of March 26, 2026, among Maple Parent Holdings Corp., a Delaware corporation, Keurig Dr Pepper Inc., a Delaware corporation, the Guarantors listed in Schedule I, U.S. Bank Trust Company, National Association, as registrar, transfer agent and trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent	8-K	3/26/2026	4.2
4.6	Second Supplemental Indenture, dated as of March 26, 2026, among Maple Parent Holdings Corp., a Delaware corporation, Keurig Dr Pepper Inc., a Delaware corporation, the Guarantors listed in Schedule I, U.S. Bank Trust Company, National Association, as trustee	8-K	3/26/2026	4.3
10.1	Transaction Agreement, dated as of February 23, 2026, by and among Keurig Dr Pepper Inc., Keurig JV, LP, Keurig Green Mountain, Inc., KGM Manufacturing LLC, Keurig Production Holding, LLC, Keurig Lux HoldCo, S.a.r.l. and the AP Kona Holdings	8-K	2/23/2026	10.1	‡

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
10.2	Amended and Restated Limited Partnership Agreement of Keurig JV, LP, dated as of March 30, 2026, by and among Keurig JV, LP, Keurig JV GP, LLC, Keurig Green Mountain, Inc., KGM Manufacturing LLC, Keurig Production Holding, LLC, Keurig Lux HoldCo, S.a.r.l. and the AP Kona Holdings LLC	8-K	2/23/2026	10.2	‡
10.3	Amendment to Preferred Investment Agreement, dated as of February 23, 2026, by and among Keurig Dr Pepper Inc., the KKR Investor and the Apollo Investor	8-K	2/23/2026	10.3
10.4	Amendment No. 1 to Term Loan Agreement, dated as of March 6, 2026, among Keurig Dr Pepper Inc., Maple Parent Holdings Corp., the Guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	8-K	3/10/2026	10.1
10.5	Amendment No. 2 to Term Loan Agreement, dated as of March 20, 2026, among Keurig Dr Pepper Inc., Maple Parent Holdings Corp, the Guarantors party thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	—	—	—	*
10.6	Registration Rights Agreement, dated March 26, 2026, by and among Maple Parent Holdings Corp., the guarantors party thereto, Morgan Stanley & Co. International plc, Goldman Sachs & Co. LLC and J.P. Morgan Securities plc	8-K	3/26/2026	4.4
10.7	Registration Rights Agreement, dated March 26, 2026, by and among Maple Parent Holdings Corp., the guarantors party thereto, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC	8-K	3/26/2026	4.5
10.8	Registration Rights Agreement, dated as of March 30, 2026, by and among Keurig Dr Pepper Inc., Pour Purchaser L.P., AP Pour Holdings, L.P. and certain other investors party thereto	8-K	3/30/2026	10.1
22.1	List of Guarantor Subsidiaries	—	—	—	*
31.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act	—	—	—	*
31.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act	—	—	—	*
32.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code	—	—	—	**
32.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code	—	—	—	**

Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
101
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
		—	—	—	*
104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL	—	—	—	*
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
Date: April 23, 2026