Form 10-Q
period 2026-06-30
Keurig Dr Pepper Inc.
filed 2026-08-10
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of August 6, 2026, there were 1,360,826,038 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP's revolving credit agreement, which was executed in March 2025 and amended in September 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	Accumulated other comprehensive income or loss
Apollo Investor	AP Pour Holdings, L.P., together with its affiliates, who are party to the Preferred Investment Agreement
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Bridge Credit Agreement	The bridge credit agreement entered into on August 24, 2025, amended on December 18, 2025 and terminated on March 30, 2026
CEO	Chief Executive Officer
Certificate of Designations	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock
Chobani	FHU US Holdings LLC, an equity method investment of KDP
CODM	Chief Operating Decision Maker
Coffee Production Assets	Certain assets located in the United States that are used for the production, roasting, and grinding of single serve un-brewed beverage products (including K-Cup pods and K-Rounds)
Convertible Preferred Stock	KDP's Series A Convertible Perpetual Preferred Stock
Delayed Draw Term Loan Agreement	The delayed draw term loan agreement entered into by KDP on December 18, 2025 and amended on March 6, 2026
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
EPS	Earnings per share
EUDR	European Union Deforestation Regulation
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC
IEPS	Mexico’s Special Tax on Production and Services related to sugar-sweetened beverages and noncaloric sweetened drinks
JDE Peet's	JDE Peet's N.V., which became JDEP Coffee B.V. on May 1, 2026
JDE Peet's Acquisition	The acquisition of JDE Peet's on April 1, 2026
JDE Peet's Acquisition Agreement	The merger protocol between KDP and JDE Peet's, whereby KDP agreed to commence a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares held in treasury, of JDE Peet's
JDE Peet's Notes	Collectively, the notes issued by JDE Peet's
JV Committee	The committee managing the business of the Pod Manufacturing JV
JV Investment	The minority investment made by the JV Investor Partner into the Pod Manufacturing JV
JV Investor Partner	The holding company through which the JV Investors contributed cash to the Pod Manufacturing JV
JV Investors	Certain funds or accounts managed, advised, or sub-advised by each of Apollo Capital Management, Inc., KKR & Co. Inc., and Goldman Sachs Asset Management L.P.
JV LP Agreement
The Amended and Restated Limited Partnership Agreement of the Pod Manufacturing JV, by and among the Pod Manufacturing JV, KDP, and the JV Investor Partner, dated March 30, 2026, as amended from time to time

KDP	Keurig Dr Pepper Inc.
KDP Notes	Collectively, the senior unsecured notes issued by KDP (excluding the JDE Peet's Notes and the Maple Notes)
Keurig	Keurig Green Mountain, Inc., a wholly-owned subsidiary of KDP, and the brand of our brewers
i

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
KKR Investor	Pour Purchaser L.P., together with its affiliates, who are party to the Preferred Investment Agreement
LRB	Liquid refreshment beverages
Maple	Maple Parent Holdings Corp., a wholly-owned subsidiary of KDP
Maple Notes	Collectively, the senior unsecured notes issued by Maple Parent Holdings Corp.
Notes	Collectively, the JDE Peet's Notes, the KDP Notes, and the Maple Notes
Nutrabolt	Woodbolt Holdings LLC, d/b/a Nutrabolt, an equity method investment of KDP
PFAS	Per- and polyfluoroalkyl substances
Pod Manufacturing JV	Keurig JV, LP
PPWR	The European Union’s Packaging and Packaging Waste Regulation (EU) 2025/40
Preferred Investment	The issuance and sale of KDP's Convertible Preferred Stock under the Preferred Investment Agreement
Preferred Investment Agreement	The investment agreement, dated as of October 27, 2025, by and among KDP, the KKR Investor, the Apollo Investor, and certain other investors party thereto
Preferred Investors	Holders of our Convertible Preferred Stock
PSU	Performance share unit
Qualified IPO	Initial public offering of our refreshment beverage portfolio, meeting certain criteria
RSU	Restricted share unit
RVG	Residual value guarantee
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	The intended separation of KDP's beverage and coffee portfolios into two independent, publicly traded companies, as announced on August 25, 2025
SG&A	Selling, general, and administrative
SOFR	Secured Overnight Financing Rate
Tractor	Tractor Beverages, Inc., an equity method investment of KDP
U.S. GAAP	Accounting principles generally accepted in the U.S.
VIE	Variable interest entity
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$7,309	$4,163	$11,285	$7,798
Cost of sales	4,243	1,908	6,121	3,558
Gross profit	3,066	2,255	5,164	4,240
Selling, general, and administrative expenses	2,397	1,356	3,739	2,548
Other operating expense (income), net	41	1	41	(7)
Income from operations	628	898	1,384	1,699
Interest expense, net	336	180	617	328
Other (income) expense, net	(13)	—	105	(7)
Income before provision for income taxes	305	718	662	1,378
Provision for income taxes	95	171	182	314
Net income	210	547	480	1,064
Less: Net income attributable to non-controlling interests	68	—	68	—
Net income attributable to KDP	$142	$547	$412	$1,064

Earnings per common share:
Basic	$0.04	$0.40	$0.24	$0.78
Diluted	0.04	0.40	0.24	0.78
Weighted average common shares outstanding:
Basic	1,360.6	1,358.3	1,359.9	1,357.7
Diluted	1,364.5	1,362.8	1,364.2	1,362.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter		First Six Months
(in millions)	2026	2025	2026	2025
Net income	$210	$547	$480	$1,064
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	319	(242)	332
Net change in pension and post-retirement liability, net of tax of $2, $—, $2 and $—, respectively	2	—	(1)	—
Net change in cash flow hedges, net of tax of $(2), $5, $(23), and $6, respectively	(5)	(34)	22	(46)
Total other comprehensive (loss) income	(3)	285	(221)	286
Comprehensive income	207	832	259	1,350
Less: Comprehensive income attributable to non-controlling interests	65	—	65	—
Comprehensive income attributable to KDP	$142	$832	$194	$1,350
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,517	$1,026
Restricted cash and restricted cash equivalents	36	18
Trade accounts receivable, net	2,423	1,671
Inventories	3,857	1,733
Prepaid expenses and other current assets	1,628	818
Total current assets	9,461	5,266
Property, plant, and equipment, net	6,323	3,230
Equity method investments	1,733	1,660
Goodwill	29,760	20,247
Intangible assets, net	38,113	23,725
Deferred tax assets	192	36
Other non-current assets	2,037	1,295
Total assets	$87,619	$55,459
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$6,293	$2,996
Accrued expenses	2,430	1,379
Structured payables	1,018	25
Short-term borrowings and current portion of long-term obligations	8,394	3,105
Other current liabilities	1,604	785
Total current liabilities	19,739	8,290
Long-term obligations	21,586	13,036
Deferred tax liabilities	8,936	5,526
Other non-current liabilities	3,712	3,091
Total liabilities	53,973	29,943
Convertible preferred stock, $0.01 par value, 4,500,000 shares authorized, 4,500,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $4,500 million as of June 30, 2026	4,418	—
Stockholders' equity:
Preferred stock, $0.01 par value, 10,500,000 shares authorized, no shares issued as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,360,776,911 and 1,358,663,795 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	19,808	19,778
Retained earnings	5,326	5,622
Accumulated other comprehensive (loss) income	(116)	102
Total stockholders' equity	25,032	25,516
Non-controlling interests	4,196	—
Total equity	29,228	25,516
Total liabilities, convertible preferred stock, and equity	$87,619	$55,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Six Months
(in millions)	2026	2025
Operating activities:
Net income	$480	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	322	217
Amortization of intangibles	161	68
Amortization of inventory step-up	314	15
Other amortization expense	82	63
Provision for sales returns	67	24
Deferred income taxes	(22)	4
Employee stock-based compensation expense	62	45
Amortization of deferred financing costs	109	6
Loss (gain) on disposal of property, plant, and equipment	10	(6)
Unrealized gain on foreign currency	48	(6)
Unrealized gain on derivatives	(171)	(56)
Settlements of interest rate contracts	70	—
Earnings of equity method investments	(40)	(27)
Earned equity from distribution arrangements	(8)	(10)
Other, net	10	(11)
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	50	3
Inventories	133	(431)
Income taxes receivable and payable, net	15	(86)
Other current and non-current assets	(324)	(136)
Accounts payable and accrued expenses	(88)	(93)
Other current and non-current liabilities	(104)	(7)
Net change in operating assets and liabilities	(318)	(750)
Net cash provided by operating activities	1,176	640
Investing activities:
Acquisitions of businesses, net of cash acquired	(16,615)	(111)
Purchases of property, plant, and equipment	(297)	(226)
Proceeds from sales of property, plant, and equipment	19	13
Purchases of intangibles	(4)	(16)
Other, net	(2)	62
Net cash used in investing activities	$(16,899)	$(278)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Six Months
(in millions)	2026	2025
Financing activities:
Proceeds from issuance of Notes	$6,108	$2,000
Repayments of Notes	—	(529)
Net repayment of commercial paper	(232)	(139)
Proceeds from delayed draw term loan	3,626	—
Repayment of term loan	(405)	(990)
Net proceeds from issuance of convertible preferred stock	4,395	—
Net proceeds from sale of non-controlling interest	3,899	—
Proceeds from structured payables	333	16
Repayments of structured payables	(343)	(26)
Cash dividends paid to common shareholders	(624)	(625)
Cash dividends paid to preferred shareholders	(54)	—
Repurchases of common stock, inclusive of excise tax obligation	—	(9)
Tax withholdings related to net share settlements	(31)	(28)
Payments on finance leases	(77)	(63)
Deferred financing charges paid	(44)	(12)
Other, net	(5)	(4)
Net cash provided by (used in) financing activities	16,546	(409)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	823	(47)
Effect of exchange rate changes	(314)	4
Beginning balance	1,044	608
Ending balance	$1,553	$565

Supplemental cash flow disclosures:
Accrued consideration to untendered shareholders in the JDE Peet's Acquisition	$402	$—
Capital expenditures included in accounts payable and accrued expenses	207	155
Dividends to common shareholders declared but not yet paid	314	312
Dividends to Preferred Investors declared but not yet paid	28	—
Cash paid for interest	349	277
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2025	1,358.7	$14	$19,778	$5,622	$102	$25,516	$—	$25,516
Net income	—	—	—	270	—	270	—	270
Other comprehensive loss	—	—	—	—	(218)	(218)	—	(218)
Dividends declared to common shareholders, $0.23 per share	—	—	—	(312)	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	1.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(25)	—	—	(25)	—	(25)
Stock-based compensation	—	—	30	—	—	30	—	30
Sale of non-controlling interest, net of transaction costs and tax effects	—	—	—	—	—	—	3,921	3,921
Balance as of March 31, 2026	1,360.4	14	19,783	5,580	(116)	25,261	3,921	29,182
Net income	—	—	—	142	—	142	68	210
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Dividends declared to common shareholders, $0.23 per share	—	—	—	(314)	—	(314)	—	(314)
Dividends declared to Preferred Investors	—	—	—	(82)	—	(82)	—	(82)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	—	31	—	—	31	—	31
Non-controlling interests acquired in business combination	—	—	—	—	—	—	210	210
Balance as of June 30, 2026	1,360.8	$14	$19,808	$5,326	$(116)	$25,032	$4,196	$29,228

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447
Net income	—	—	—	547	—	547
Other comprehensive income	—	—	—	—	285	285
Dividends declared, $0.23 per share	—	—	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	23	—	—	23
Balance as of June 30, 2025	1,358.4	$14	$19,729	$5,232	$10	$24,985
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
BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the results of operations of JDE Peet's beginning April 1, 2026. Refer to Note 2 for information about the JDE Peet's Acquisition.
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
References to the "second quarter" indicate the quarterly periods ended June 30, 2026 and 2025.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
2. JDE Peet's Acquisition
OVERVIEW AND TOTAL CONSIDERATION EXCHANGED
JDE Peet's is a global coffee and tea company, serving more than 100 markets, with a portfolio of leading brands including Jacobs, L'OR, and Peet's, alongside a collection of local icons. On January 15, 2026, we commenced a tender offer to acquire all of the issued and outstanding ordinary shares of JDE Peet's for a cash offer price of €31.85 per share, without interest.
On March 27, 2026, the offer period for the issued and outstanding ordinary shares of JDE Peet's expired, and on April 1, 2026, we acquired substantially all, or 96.22%, of the issued and outstanding ordinary shares of JDE Peet's. The post-closing acceptance period expired on April 13, 2026, and we acquired additional shares on April 15, 2026. Altogether, the total shares acquired represent 97.75% of the issued and outstanding ordinary shares of JDE Peet's. We intend to acquire all remaining outstanding shares. The aggregate cash paid for the tendered shares was approximately €15.1 billion ($17.4 billion).
We intend to combine KDP's existing coffee business and the business of JDE Peet's and its subsidiaries to form one of the two independent, US-listed publicly traded companies resulting from the Separation.
Under the acquisition method of accounting, total consideration was as follows:

(in millions)	Amount
Net cash consideration paid	$17,430
Liability to untendered shareholders(1)	402
Consideration related to stock-based compensation awards(2)	104
Settlement of preexisting relationships(3)	(6)
Total consideration	$17,930
(1)Represents the estimated deferred consideration we expect to pay to acquire the remaining 2.25% of outstanding ordinary shares of JDE Peet's not yet acquired at the close of the post-closing acceptance period on April 13, 2026. The estimated deferred consideration has been recorded in Other current liabilities as the remaining shares are expected to be acquired through statutory buy-out proceedings, which grant us the legal right to compel the remaining shareholders to sell their existing shares. These buy-out proceedings have commenced as of June 30, 2026.
(2)All unvested JDE Peet's stock-based compensation awards under JDE Peet's employee incentive plans that were granted prior to the signing of the JDE Peet's Acquisition Agreement were accelerated and vested on or prior to the closing of the JDE Peet's Acquisition. The portion of fair value of these accelerated awards that relates to pre-combination service is included in consideration transferred; the remainder is accounted for as post-combination expense. Additionally, between September 2025 and March 2026, JDE Peet's granted a total of 879,750 stock-based compensation awards in the form of RSUs and PSUs. Pursuant to the JDE Peet's Acquisition Agreement, these awards were replaced by KDP RSUs with the same vesting period as the original awards in accordance with applicable “roll-over” provisions in the relevant JDE Peet's employee incentive plans. A portion of the fair value of these awards represents consideration transferred.
(3)Represents the carrying value of preexisting balances between KDP and JDE Peet's, which are deemed to approximate fair value.
During the first six months of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion. Refer to Note 3 for additional information.
•Senior Unsecured Notes of approximately $6 billion. Refer to Note 3 for additional information.
•JV Investment of $4 billion. Refer to Note 4 for additional information.
•Issuance of Convertible Preferred Stock of $4.5 billion. Refer to Note 5 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
ALLOCATION OF CONSIDERATION EXCHANGED
Our preliminary allocation of consideration exchanged to the assets acquired, liabilities assumed, and non-controlling interests, in the JDE Peet's Acquisition is based on estimated fair values as of the acquisition date and is subject to change as additional information is obtained within the measurement period.
The following is a summary of the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired, liabilities assumed, and non-controlling interests, in the JDE Peet's Acquisition as of April 1, 2026:

(in millions)	Fair Value
Cash, cash equivalents, restricted cash, and restricted cash equivalents	$913
Trade accounts receivable	885
Inventories(1)	2,574
Prepaid expenses and other current assets	593
Property, plant, and equipment(2)	3,122
Intangible assets(3)	14,760
Deferred tax assets	181
Other non-current assets	911
Accounts payable	(3,875)
Accrued expenses	(1,065)
Structured payables	(1,008)
Short-term borrowings and current portion of long-term obligations(4)	(732)
Other current liabilities	(435)
Long-term obligations, non-current portion(4)	(4,239)
Deferred tax liabilities(5)	(3,565)
Other non-current liabilities	(540)
Net assets acquired	8,480
Goodwill	9,660
Less: non-controlling interests(6)	(210)
Total consideration	$17,930
(1)We preliminarily valued work-in-process and finished goods inventory using a comparative sales method approach, resulting in a step-up of $361 million, of which approximately $314 million was recognized in cost of sales in the second quarter of 2026 as the related inventory was sold during that period. Raw materials were carried at net book value.
(2)We preliminarily valued personal property using the cost approach, which is based upon current replacement cost of the asset as newly adjusted for any depreciation attributable to physical, functional and economic factors. We preliminarily assigned personal property a useful life ranging from 4 to 20 years. We preliminarily valued real property using the cost approach and land using the sales comparison approach. We preliminarily assigned real property a useful life between 6 and 52 years.
(3)See tabular disclosure of intangible assets other than goodwill below for discussion of preliminary valuation methodologies.
(4)For long-term obligations (both current and non-current portions) with observable market trading activity, we preliminarily valued the debt instruments using quoted prices on active markets. For long-term obligations without such markets, we preliminarily valued the debt instruments using a discounted cash flow methodology. Discount rates were generally determined using market yields for instruments with a BBB credit rating, adjusted for estimated company-specific risk.
(5)Net deferred tax liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. We used a preliminary consolidated tax rate to determine the net deferred tax liabilities and will record measurement period adjustments as we apply the appropriate tax rate for each jurisdiction within the acquired business.
(6)Non-controlling interests were measured using a combination of approaches, including the income approach and the market approach.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The JDE Peet's Acquisition preliminarily resulted in $9,660 million of goodwill. The preliminary goodwill recognized is attributable to expected synergies from combining our coffee operations with JDE Peet's' global coffee and tea platform, including revenue synergies driven by complementary brand portfolios having exposure to both in-home and away-from-home consumption channels, manufacturing and supply chain optimization, and operational and general and administrative cost synergies. The goodwill also reflects the value of JDE Peet's' assembled workforce, which does not qualify for separate recognition. Management is currently assessing the deductibility of the goodwill created in the JDE Peet's Acquisition for tax purposes.
The preliminary allocation of consideration exchanged to intangible assets other than goodwill acquired is as follows:

(in millions)	Weighted Average Estimated Useful Life (in years)	Fair Value
Brands with indefinite lives(1)	Indefinite	$9,790
Brands with definite lives(1)	15	3,050
Customer relationships(2)	18	1,520
Acquired technology(3)	9	400
Total intangible assets other than goodwill		$14,760
(1)We preliminarily valued these assets utilizing the multi-period excess earnings method, a form of the income approach.
(2)We preliminarily valued these assets using the distributor method, a form of the income approach.
(3)We preliminarily valued these assets utilizing a combination of the income approach and the cost approach.
The non-recurring fair value measurements associated with the purchase price allocation include significant unobservable inputs, such as discount rates, projected revenue growth rates, customer attrition rates, and useful life assumptions. Changes in these assumptions could result in changes to our fair value measurements.
TRANSACTION EXPENSES
In connection with the acquisition, the Company incurred acquisition-related costs of $126 million, consisting primarily of legal, advisory, financing, and other transaction costs. These costs were accounted for separately from the business combination and recognized as incurred, with $120 million recognized prior to the acquisition date and $6 million recognized subsequent to the acquisition date, within SG&A expenses.
PRO FORMA INFORMATION
Assuming JDE Peet's had been acquired as of December 31, 2024 and the results of JDE Peet's had been included in KDP’s results of operations beginning on January 1, 2025, the following table provides estimated unaudited pro forma results of operations for the second quarter and first six months of 2026 and 2025 under U.S. GAAP:

	Second Quarter		First Six Months
(unaudited, in millions)	2026	2025	2026	2025
Net sales	$7,309	$7,247	$14,129	$13,266
Net income	508	470	735	633
The pro forma amounts above include non-recurring adjustments for the amortization of the inventory step-up, as well as the impacts of transaction costs and post-combination stock-based compensation expenses, and the associated tax effects.
Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the JDE Peet's Acquisition been completed on the date indicated, or of future operating results.
For net sales and earnings of JDE Peet's since the acquisition date, refer to the JDE Peet's segment in Note 10.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Long-term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	June 30, 2026	December 31, 2025
Notes	$24,817	$13,931
Less: current portion of long-term obligations	(3,231)	(895)
Long-term obligations	$21,586	$13,036
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	June 30, 2026	December 31, 2025
Commercial paper notes	$1,978	$2,210
Delayed draw term loan	3,185	—
Current portion of long-term obligations:
Notes	3,231	895
Short-term borrowings and current portion of long-term obligations	$8,394	$3,105

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	June 30, 2026	December 31, 2025
USD Notes
2026 Notes	September 15, 2026	2.550%	$400	$400
2026-B Notes	November 15, 2026	Floating(1)	500	500
2027 JDE Peet's Notes(2)	January 15, 2027	1.375%	750	—
2027-B Notes	March 15, 2027	Floating(1)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Notes	May 15, 2028	4.350%	500	500
2028 DPS Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Maple Notes(3)	March 26, 2029	4.750%	550	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	500
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2031 Maple Notes(3)	March 26, 2031	5.050%	600	—
2031 JDE Peet's Notes(2)	September 24, 2031	2.250%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Notes	May 15, 2035	5.150%	500	500
2036 Maple Notes(3)	March 26, 2036	5.700%	700	—
2038 DPS Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 DPS Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
2056 Maple Notes(3)	March 26, 2056	6.625%	700	—

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions, except %)	Maturity Date	Rate	June 30, 2026	December 31, 2025
EUR Notes
2027 Euro JDE Peet's Notes (€600 million)(2)	December 11, 2027	Floating(1)	$686	$—
2028 Euro JDE Peet's Notes (€600 million)(2)	February 9, 2028	0.625%	686	—
2028 Euro Maple Notes (€600 million)(3)	March 26, 2028	3.495%	683	—
2029 Euro JDE Peet's Notes (€750 million)(2)	January 16, 2029	0.500%	857	—
2030 Euro JDE Peet's Notes (€500 million)(2)	January 23, 2030	4.125%	571	—
2030 Euro Maple Notes (€800 million)(3)	March 26, 2030	3.881%	911	—
2032 Euro Maple Notes (€800 million)(3)	March 26, 2032	4.224%	911	—
2033 Euro JDE Peet's Notes (€500 million)(2)	June 16, 2033	1.125%	571	—
2034 Euro JDE Peet's Notes (€500 million)(2)	January 23, 2034	4.500%	571	—
2035 Euro Maple Notes (€800 million)(3)	March 26, 2035	4.728%	911	—

Total
Principal amount			25,222	14,064
Adjustment from principal amount to carrying amount(4)			(405)	(133)
Carrying amount			$24,817	$13,931
(1)Our USD floating rate notes bear interest at a rate equal to Compounded SOFR (as defined in the respective supplemental indenture) plus a spread of 0.580% and 0.880% for the 2026-B Notes and the 2027-B Notes, respectively. Our EUR floating rate note bears interest at a rate equal to the EURIBOR 3-month rate plus a spread of 0.700%.
(2)These notes (together, the JDE Peet's Notes) were issued by JDE Peet's, assumed as part of the JDE Peet's Acquisition, and are guaranteed by Maple, Keurig Dr Pepper Inc., and certain of our subsidiaries that guarantee our other senior indebtedness. The guarantees from Keurig Dr Pepper Inc. and our subsidiaries (other than Maple) will terminate upon the Separation.
(3)These notes (together, the Maple Notes) were issued by Maple and are guaranteed by JDE Peet’s, Keurig Dr Pepper Inc., and certain of our subsidiaries that guarantee our other senior indebtedness. The guarantees from Keurig Dr Pepper Inc. and our subsidiaries (other than JDE Peet’s) will terminate upon the Separation.
(4)The carrying amount includes unamortized discounts, debt issuance costs, and fair value adjustments related to the DPS Merger and the JDE Peet's Acquisition.
On March 26, 2026, Maple completed the issuance of the 2029 Maple Notes, 2031 Maple Notes, 2036 Maple Notes, and 2056 Maple Notes, with an aggregate principal amount of $2.55 billion. The discount associated with the notes was approximately $3 million, and we incurred $18 million in debt issuance costs. In addition, Maple completed the issuance of the 2028 Euro Maple Notes, 2030 Euro Maple Notes, 2032 Euro Maple Notes, and 2035 Euro Maple Notes with an aggregate principal amount of €3 billion, and we incurred $20 million in debt issuance costs. The proceeds from the issuance of the Maple Notes were used to partially fund the JDE Peet's Acquisition and to pay related fees and expenses in connection with the JDE Peet's Acquisition and related transactions.
On May 21, 2026, JDE Peet's agreed to fully and unconditionally guarantee, on a joint and several basis with Keurig Dr Pepper Inc. and certain of our other subsidiaries that guarantee our other senior indebtedness, the obligations of Maple in respect of the Maple Notes and the Delayed Draw Term Loan Agreement, and to fully and unconditionally guarantee, on a joint and several basis with Maple and certain of our subsidiaries that guarantee our other senior indebtedness, KDP’s obligations in respect of the KDP Notes and the revolving credit facility, with JDE Peet's’ guarantees of the KDP Notes and the revolving credit facility automatically terminating upon the Separation.

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
In the first quarter of 2026, the Delayed Draw Term Loan Agreement facility was reduced by approximately €6.464 billion as a result of the issuance of the Maple Notes and the completion of the Preferred Investment and the JV Investment. On March 30, 2026, we borrowed €3.15 billion under the facility. During the second quarter of 2026, we repaid €349 million of the Delayed Draw Term Loan. As of June 30, 2026, we had €2.8 billion outstanding under the facility, and €736 million remained available and undrawn. The weighted average interest rates on these borrowings were 3.574% and 3.572% for the second quarter and first six months of 2026, respectively.
As of June 30, 2026, we were in compliance with all covenants with respect to the Delayed Draw Term Loan Agreement.
Bridge Credit Agreement
The Bridge Credit Agreement provided for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €5.85 billion. On March 30, 2026, we terminated the Bridge Credit Agreement. We had no outstanding loan balances as of the termination date.
Revolving Credit Agreement
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	June 30, 2026	December 31, 2025
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,300	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of June 30, 2026.
As of June 30, 2026, we were in compliance with all covenants with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program

	Second Quarter		First Six Months
(in millions, except %)	2026	2025	2026	2025
Weighted average commercial paper borrowings	$2,529	$2,317	$2,489	$2,498
Weighted average borrowing rates	4.38%	4.67%	4.20%	4.65%

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Other Facilities
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental uncommitted letter of credit facility. As of June 30, 2026, $150 million was available for the issuance of letters of credit under this facility, $63 million of which was utilized. We also have a variety of other uncommitted liquidity facilities available to us as of June 30, 2026.
FAIR VALUE DISCLOSURES
The fair values of our commercial paper and delayed draw term loan approximate the carrying values and are considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all of the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $24,025 million and $13,196 million as of June 30, 2026 and December 31, 2025, respectively.
4. Pod Manufacturing JV
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
DISTRIBUTIONS
The JV LP Agreement also sets forth distribution mechanics pursuant to which the Pod Manufacturing JV will make quarterly distributions of available cash to its partners subject to certain limitations, including for operating costs and reserves. KDP has full and sole discretion to declare distributions. Distributions to the JV Investor Partner are in proportion to its ownership interest; however, during the first five years following the closing, the distributions to the JV Investor Partner will be targeted so that the JV Investor Partner receives an internal rate of return of 6.375% on its invested capital, with any remaining available cash distributed to the other partners or all partners, at the discretion of the JV Committee. There were no distributions declared or paid during the first six months of 2026.
PRESENTATION
The JV Investment was accounted for as a sale of interest in a subsidiary without a loss of control. We recorded a $4 billion increase in Non-controlling interests on our unaudited Condensed Consolidated Balance Sheets and a subsequent $101 million decrease in the non-controlling interest related to transaction costs incurred. The non-controlling interest is presented net of tax effects of $22 million.
The Pod Manufacturing JV is a VIE which we are required to consolidate as we are the primary beneficiary. Net earnings attributable to the JV Investors were $64 million for the second quarter and first six months of 2026 and are included in Net income attributable to non-controlling interests in the unaudited Condensed Consolidated Statements of Income.

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
DIVIDENDS AND DISTRIBUTIONS
The Convertible Preferred Stock ranks senior to our common stock with respect to dividend and distribution on liquidation rights. The Convertible Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Convertible Preferred Stock are entitled to preferred dividends at a rate of 4.75% per annum, subject to increase in certain cases, and to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the next dividend that holders are entitled to receive on the Convertible Preferred Stock. Dividends on the Convertible Preferred Stock will be paid in cash. We may choose to defer payment of all or part of any dividends due on the Convertible Preferred Stock; however, we will accrue additional dividends until paid in cash and we will not be able to declare or pay any dividends on or make repurchases of our common stock, subject to certain conditions. During the second quarter of 2026, we declared and paid preferred dividends of $54 million. We also declared $28 million of common dividends to the Preferred Investors, which were accrued but not yet paid as of June 30, 2026, and will be used to reduce the preferred dividend in the next quarter. Refer to Note 6 for the impacts of the Convertible Preferred Stock on EPS.
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
REDEMPTION
We will have the right, but not the obligation, to redeem the Convertible Preferred Stock anytime on or after March 30, 2033, in cash, at the optional redemption price as defined in the Certificate of Designations. The Convertible Preferred Stock is classified as mezzanine equity in our Condensed Consolidated Balance Sheets as the Convertible Preferred Stock may be redeemable at the option of the shareholders in the event of certain fundamental changes which are not solely within our control. We are not required to adjust the carrying value of the Convertible Preferred Stock to the current redemption value, as such fundamental changes were not probable as of June 30, 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
6. Earnings Per Share
Basic EPS reflects net income attributable to common stockholders after consideration of participating securities. The Convertible Preferred Stock is a participating security for purposes of calculating EPS. The Preferred Investors are entitled to participate in dividends declared or paid on the common shares on an as-converted basis (provided that any such dividends on the common stock on an as-converted basis received by Preferred Investors will reduce, on a dollar-for-dollar basis, the next preferred dividend such Preferred Investors are entitled to otherwise receive), and therefore, beginning in the second quarter of 2026, net income attributable to common shareholders is computed under the two-class method.
The following table presents our basic and diluted EPS and shares outstanding:

	Second Quarter		First Six Months
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to KDP	$142	$547	$412	$1,064
Less: Net income allocated to Preferred Investors(1)	82	—	82	—
Net income attributable to common shareholders	$60	$547	$330	$1,064

Weighted average common shares outstanding	1,360.6	1,358.3	1,359.9	1,357.7
Dilutive effect of stock-based awards	3.9	4.5	4.3	4.9
Weighted average common shares outstanding and common stock equivalents	1,364.5	1,362.8	1,364.2	1,362.6

Basic EPS	$0.04	$0.40	$0.24	$0.78
Diluted EPS	0.04	0.40	0.24	0.78

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	1.6	0.4	2.1	0.4
(1)For the periods presented, the preferred dividend rate was determined to be the greater amount used to determine the net income allocated to the Preferred Investors.
7. Goodwill and Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's	Total
Balance as of December 31, 2025	$8,870	$8,622	$2,755	$—	$20,247
Acquisition(1)	—	—	—	9,660	9,660
Foreign currency translation	—	—	(60)	(87)	(147)
Balance as of June 30, 2026	$8,870	$8,622	$2,695	$9,573	$29,760
(1)Amount represents the preliminary goodwill recorded as a result of the JDE Peet's Acquisition. Refer to Note 2 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	June 30, 2026			December 31, 2025
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Brands(1)	$3,092	$(94)	$2,998	$76	$(40)	$36
Customer relationships(1)	2,177	(339)	1,838	683	(301)	382
Acquired technology(1)	1,541	(742)	799	1,146	(694)	452
Distribution rights	162	(48)	114	162	(35)	127
Contractual arrangements	146	(35)	111	146	(30)	116
Trade names	126	(126)	—	126	(126)	—
Other	25	(3)	22	25	(3)	22
Total intangible assets with definite lives	$7,269	$(1,387)	$5,882	$2,364	$(1,229)	$1,135
Intangible assets with indefinite lives:
Brands(1)			$29,632			$19,993
Trade names			2,478			2,478
Distribution rights			121			119
Total intangible assets with indefinite lives			32,231			22,590
Total intangible assets, net			$38,113			$23,725
(1)We recorded additional preliminary intangible assets other than goodwill as a result of the JDE Peet's Acquisition. Refer to Note 2 for additional information on the amounts recorded by asset class.
Amortization expense for intangible assets with definite lives was as follows:

	Second Quarter		First Six Months
(in millions)	2026	2025	2026	2025
Amortization expense	$124	$34	$161	$68
8. Risk Management and Financial Instruments
We are exposed to market risks arising from adverse changes in interest rates, FX rates, and commodity prices. We manage these risks through a variety of strategies, including the use of interest rate contracts, cross-currency interest rate contracts, FX forward contracts, commodity forward, future, swap, and option contracts, supplier pricing agreements, and other non-derivative financial instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
We also formally designate certain of our foreign-denominated debt instruments that meet the established accounting criteria under U.S. GAAP as net investment hedges. For such designated instruments, the effective portion of the FX translation gains or losses on the foreign-denominated debt is recorded in foreign currency translation adjustments in AOCI, and will remain in AOCI until the net investment in the foreign operation is sold or otherwise disposed of. Any ineffective portion of the hedge is recognized in earnings in the period in which it arises. We use the spot method to assess the effectiveness of our net investment hedges.
If a cash flow hedge or net investment hedge were to cease to qualify for hedge accounting, or were terminated, the derivatives would continue to be carried on the balance sheet at fair value until settled, and hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI would be reclassified to earnings at that time.
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
INTEREST RATE RISK
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of June 30, 2026, economic interest rate derivative instruments have maturities ranging from September 2031 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. In the fourth quarter of 2025 and the first quarter of 2026, we entered into forward starting swaps with an aggregate notional of approximately $3.5 billion and designated them as cash flow hedges. In March 2026, we terminated these contracts and issued the related Maple Notes, as described in Note 3. Upon termination, we received approximately $70 million to settle the contracts with the counterparties, which was recorded to accumulated other comprehensive income and will be amortized to interest expense over the respective terms of the Maple Notes. We had no designated interest rate contracts outstanding as of June 30, 2026.
FOREIGN EXCHANGE RISK
We are exposed to FX risk in our foreign subsidiaries and with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of these subsidiaries are subject to exposure from movements in exchange rates.
Economic Hedges
We hold FX forward contracts and cross-currency interest rate contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these FX contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in Other expense (income) in the unaudited Condensed Consolidated Statements of Income as the associated risk. As of June 30, 2026, these FX contracts have maturities ranging from July 2026 to February 2034.
Additionally, in order to complete the JDE Peet's Acquisition on April 1, 2026, we had significant Euro-denominated cash outflows, as described in Note 2. We entered into FX forward contracts in 2025 and 2026 to reduce our exposure to exchange rate fluctuations associated with the acquisition consideration and related financing. As of June 30, 2026, all of these contracts were settled.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our foreign subsidiaries. The intent of these FX contracts is to provide predictability in our overall cost structure. As of June 30, 2026, these FX contracts have maturities ranging from July 2026 to October 2027.
Net Investment Hedges
We designate certain of our Euro-denominated debt instruments as net investment hedges in order to manage the exposure of our investments in certain of our subsidiaries resulting from changes in the FX rates described above. The intent of these hedges is to offset the impact of changes in the FX rate on our consolidated financial statements. During the second quarter of 2026, we designated certain of our Euro Maple Notes, which have maturities from 2028 to 2035, as well as borrowings under our Delayed Draw Term Loan Agreement, as net investment hedges of our investment in a Euro functional currency subsidiary.
As of June 30, 2026, the notional amount of our Euro-denominated debt designated as net investment hedges was $6,601 million. We recognized $69 million of gains in other comprehensive income related to these hedges during the second quarter and first six months of 2026. We did not reclassify any gains or losses related to net investment hedges from AOCI into the unaudited Condensed Consolidated Statements of Income or record any ineffectiveness during the periods presented.
COMMODITY PRICE RISK
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of June 30, 2026, these commodity contracts have maturities ranging from July 2026 to January 2028.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	June 30, 2026	December 31, 2025
Interest rate contracts
Pay-variable interest rate swaps, not designated as hedging instruments	$2,014	$—
Forward starting swaps, not designated as hedging instruments	—	2,300
Forward starting swaps, designated as cash flow hedges	—	1,500
FX contracts
Forward contracts, not designated as hedging instruments	3,796	12,436
Forward contracts, designated as cash flow hedges	1,351	597
Cross-currency pay-fixed interest rate swaps, not designated as hedging instruments	1,252	—
Commodity contracts, not designated as hedging instruments(1)	1,102	595
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of interest rate contracts, FX forward contracts, cross-currency interest rate contracts, and commodity contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR and EURIBOR forward rates, for all substantial terms of our contracts and credit risk of the counterparties. FX forward contracts are valued using quoted FX forward rates at the reporting date. Therefore, we have categorized these contracts as Level 2.

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

(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$63	$5
Cross-currency interest rate contracts	Prepaid expenses and other current assets	9	—
Commodity contracts	Prepaid expenses and other current assets	102	47
Interest rate contracts	Other non-current assets	1	—
Commodity contracts	Other non-current assets	9	3

Liabilities:
Interest rate contracts	Other current liabilities	21	16
FX contracts	Other current liabilities	65	38
Cross-currency interest rate contracts	Other current liabilities	33	—
Commodity contracts	Other current liabilities	37	9
Interest rate contracts	Other non-current liabilities	379	381
Cross-currency interest rate contracts	Other non-current liabilities	30	—
Commodity contracts	Other non-current liabilities	5	23
Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$11	$2
FX contracts	Other non-current assets	14	1
Interest rate contracts	Other non-current assets	—	37

Liabilities:
FX contracts	Other current liabilities	8	16
Interest rate contracts	Other current liabilities	—	2

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

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2026	2025	2026	2025
Interest rate contracts	Interest expense, net	$(5)	$(2)	$(4)	$(34)
FX contracts	Cost of sales	(1)	(2)	—	(3)
FX contracts	Other (income) expense, net	(28)	11	86	14
Cross-currency interest rate contracts	Other (income) expense, net	(9)	—	(9)	—
Commodity contracts	Cost of sales	(28)	(10)	(73)	(27)
Commodity contracts	SG&A expenses	11	2	(58)	—
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of net (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	Second Quarter		First Six Months
(in millions)		2026	2025	2026	2025
Interest rate contracts	Interest expense, net	$(6)	$(4)	$(9)	$(7)
FX contracts	Cost of sales	6	(8)	9	(13)
We expect to reclassify approximately $22 million of pre-tax net gains and $16 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.
9. Leases
LESSEE
The following table presents the components of lease cost:

	Second Quarter		First Six Months
(in millions)	2026	2025	2026	2025
Operating lease cost	$72	$46	$117	$90
Finance lease cost
Amortization of right-of-use assets	33	28	63	56
Interest on lease liabilities	12	9	24	18
Variable lease cost(1)	12	9	22	18
Short-term lease cost	4	—	4	—
Total lease cost	$133	$92	$230	$182
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following tables present supplemental information about our leases:

(in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Other non-current assets	$1,107	$845
Finance lease right-of-use assets(1)	Property, plant, and equipment, net	1,030	919

Liabilities:
Operating lease liability	Other current liabilities	210	127
Finance lease liability	Other current liabilities	191	179
Operating lease liability	Other non-current liabilities	951	764
Finance lease liability	Other non-current liabilities	835	745
(1)Amounts are presented net of accumulated amortization of $485 million and $426 million as of June 30, 2026 and December 31, 2025, respectively.

	First Six Months
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$108	$85
Operating cash flows from finance leases	24	18
Financing cash flows from finance leases	77	63
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	82	21
Finance leases	133	92
(1)     Includes impacts from operating lease modifications of $26 million during the quarter ended June 30, 2026.
The following table presents information about our weighted average discount rate and remaining lease term:

	June 30, 2026	December 31, 2025
Weighted average discount rate
Operating leases	4.2%	5.3%
Finance leases	4.8%	4.8%
Weighted average remaining lease term
Operating leases	8 years	8 years
Finance leases	9 years	9 years

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Schedule of Future Minimum Lease Payments
Future minimum lease payments for non-cancelable leases that have commenced and are reflected in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2026	$122	$137
2027	243	166
2028	192	153
2029	166	143
2030	146	130
2031	121	103
Thereafter	430	407
Total future minimum lease payments	1,420	1,239
Less: imputed interest	(259)	(213)
Present value of minimum lease payments	$1,161	$1,026
Significant Leases that Have Not Yet Commenced
As of June 30, 2026, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $239 million. These leases will commence between 2026 and 2028, with initial lease terms ranging from 2 years to 15 years.
LESSOR
We lease coffee machines to customers under contractual arrangements that are primarily recognized as operating lease arrangements. Sales-type leases are immaterial. Lease revenue represented less than 1% of our consolidated net sales for all periods presented.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
10. Segments
Our four operating and reportable segments are described below. The U.S. Refreshment Beverages, U.S. Coffee, and KDP International operating and reportable segments remain unchanged as a result of the JDE Peet’s Acquisition. The JDE Peet's segment reflects the operations of JDE Peet's, which was acquired on April 1, 2026.
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
•The KDP International segment reflects sales in international markets, including the following:
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
•The JDE Peet's segment reflects sales from the manufacture and distribution of coffee, tea, and other products globally, including the following:
◦Sales from the manufacture and distribution of single serve, ground, instant, and whole bean coffee, as well as related products, including tea and cocoa, from owned brands, partner brands, and private label owners.
◦Sales of whole bean coffee, beverages, tea, and related products through retail, e-commerce, and licensed stores.
◦Sales from away-from-home activities, providing hot beverage solutions and related services to businesses and institutions.
Segment results are based on management reports provided to Tim Cofer, our CEO and CODM. Net sales and income from operations are the significant financial measures used to assess the operating performance of our operating segments. The CODM periodically monitors our actual results and remaining forecast versus our annual budget for these financial measures, and this information is used to assess performance of the reportable segments, determine the payout of short-term incentive plan compensation, and to establish management's base salaries.
Intersegment sales are recorded at cost and are eliminated in the unaudited Condensed Consolidated Statements of Income. We have not provided disclosures of intersegment sales or total assets for each reportable segment, as our CODM does not review and is not provided with this information. "Other segment expense (income)" includes Other operating expense (income), net, as well as other financial statement captions for infrequent charges, such as impairment of goodwill or intangible assets, used to arrive at "Income from operations - reportable segments". "Unallocated corporate costs" are excluded from our measurement of segment performance and include unrealized commodity derivative gains and losses and certain general corporate expenses. JDE Peet's segment results contain certain corporate costs directly attributable to the JDE Peet's segment in SG&A expenses and Other segment expense (income).

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
Second Quarter of 2026
Net sales	$2,925	$918	$664	$2,802	$7,309
Cost of sales	1,225	564	342	2,084
SG&A expenses	843	159	170	785
Other segment expense (income)	—	46	—	(5)
Income (loss) from operations - reportable segments	$857	$149	$152	$(62)	$1,096
Unallocated corporate costs					(468)
Income from operations					628
Interest expense, net					336
Other income, net					(13)
Income before provision for income taxes					$305

Second Quarter of 2025
Net sales	$2,660	$948	$555	$—	$4,163
Cost of sales	1,099	551	260	—
SG&A expenses	815	163	152	—
Other segment expense	—	1	—	—
Income from operations - reportable segments	$746	$233	$143	$—	$1,122
Unallocated corporate costs					(224)
Income from operations					898
Interest expense, net					180
Income before provision for income taxes					$718
(1)The JDE Peet's segment was acquired on April 1, 2026. As such, amounts presented above only include activity subsequent to the date of acquisition. For selected pro forma information, refer to Note 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
First Six Months of 2026
Net sales	$5,524	$1,775	$1,184	$2,802	$11,285
Cost of sales	2,291	1,103	632	2,084
SG&A expenses	1,655	317	315	785
Other segment expense (income)	—	46	—	(5)
Income (loss) from operations - reportable segments	$1,578	$309	$237	$(62)	$2,062
Unallocated corporate costs					(678)
Income from operations					1,384
Interest expense, net					617
Other expense, net					105
Income before provision for income taxes					$662

First Six Months of 2025
Net sales	$4,983	$1,825	$990	$—	$7,798
Cost of sales	2,036	1,074	488	—
SG&A expenses	1,548	314	271	—
Other segment (income) expense	(1)	2	(2)	—
Income from operations - reportable segments	$1,400	$435	$233	$—	$2,068
Unallocated corporate costs					(369)
Income from operations					1,699
Interest expense, net					328
Other income, net					(7)
Income before provision for income taxes					$1,378
(1)The JDE Peet's segment was acquired on April 1, 2026. As such, amounts presented above only include activity subsequent to the date of acquisition. For selected pro forma information, refer to Note 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
11. Net Sales
The following table disaggregates our net sales by product portfolio and by reportable segment. As a result of the JDE Peet’s Acquisition, we have revised our product portfolio for the periods presented, as follows:
•LRB represents net sales of owned and partner brands within our portfolio and includes branded concentrates, syrup, and finished beverages, including contract manufacturing of KDP branded products for our bottlers and distributors.
•Coffee and related products represents net sales of single serve, ground, instant, and whole bean coffee, as well as related products, including tea and cocoa, from owned brands, partner brands, and private label owners. Net sales for partner brands and private label owners are contractual and long-term in nature.

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
Second Quarter of 2026
LRB	$2,867	$24	$471	$—	$3,362
Coffee and related products	—	764	169	2,588	3,521
Appliances	—	130	14	4	148
Other	58	—	10	210	278
Net sales	$2,925	$918	$664	$2,802	$7,309

Second Quarter of 2025
LRB	$2,589	$15	$374	$—	$2,978
Coffee and related products	—	805	158	—	963
Appliances	—	122	12	—	134
Other	71	6	11	—	88
Net sales	$2,660	$948	$555	$—	$4,163

First Six Months of 2026
LRB	$5,382	$42	$804	$—	$6,228
Coffee and related products	—	1,497	336	2,588	4,421
Appliances	—	236	24	4	264
Other	142	—	20	210	372
Net sales	$5,524	$1,775	$1,184	$2,802	$11,285

First Six Months of 2025
LRB	$4,852	$28	$651	$—	$5,531
Coffee and related products	—	1,547	297	—	1,844
Appliances	—	238	20	—	258
Other	131	12	22	—	165
Net sales	$4,983	$1,825	$990	$—	$7,798
(1)The JDE Peet's segment was acquired on April 1, 2026. As such, amounts presented above only include activity subsequent to the date of acquisition. For selected pro forma information, refer to Note 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Second Quarter		First Six Months
(in millions)	2026	2025	2026	2025
Total stock-based compensation expense(1)	$177	$23	$207	$45
Income tax benefit	(6)	(3)	(11)	(8)
Stock-based compensation expense, net of tax	$171	$20	$196	$37
(1)For the second quarter and first six months of 2026, stock-based compensation expense includes $134 million related to the portion of the fair value of JDE Peet's stock-based compensation awards which were accelerated and which does not relate to pre-combination service.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	13,120,837	$29.62	1.8	$368
Granted(1)	6,016,672	27.68
Vested and released	(3,162,034)	31.10		92
Forfeited	(1,028,810)	29.23
Outstanding as of June 30, 2026	14,946,665	$28.55	1.9	$489
(1)Includes certain legacy stock-based awards of JDE Peet’s which were converted into KDP awards as a result of the JDE Peet’s Acquisition. Refer to Note 2 for additional information.
As of June 30, 2026, there was $252 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 2.8 years.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2025	446,818	$30.60	2.2	$13
Granted	520,456	28.39
Forfeited or expired	(107,178)	29.74
Balance as of June 30, 2026	860,096	$29.37	2.2	$28
As of June 30, 2026, there was $16 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.3 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Equity Method Investments
The following table summarizes our equity method investments:

(in millions)	June 30, 2026	December 31, 2025
Nutrabolt	$1,199	$1,168
Chobani	387	359
Tractor	59	52
Athletic Brewing	53	53
Other	35	28
Total equity method investments	$1,733	$1,660
14. Income Taxes
Our effective tax rates were as follows:

	Second Quarter		First Six Months
	2026	2025	2026	2025
Effective tax rate	31.1%	23.8%	27.5%	22.8%
For the second quarter of 2026, the change in our effective tax rate was driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition.
For the first six months of 2026, the change in our effective tax rate was driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition, as well as discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV.
CASH PAID FOR INCOME TAXES
We paid $216 million and $276 million in cash for income taxes, net of refunds received, during the first six months of 2026 and 2025, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
15. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI attributable to KDP, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Total
Second Quarter of 2026
Beginning balance	$(251)	$(19)	$154	$(116)
Other comprehensive income (loss)	3	2	(5)	—
Amounts reclassified from AOCI	—	—	—	—
Total other comprehensive income (loss)	3	2	(5)	—
Balance as of June 30, 2026	$(248)	$(17)	$149	$(116)

Second Quarter of 2025
Beginning balance	$(397)	$(14)	$136	$(275)
Other comprehensive income (loss)	319	—	(25)	294
Amounts reclassified from AOCI	—	—	(9)	(9)
Total other comprehensive income (loss)	319	—	(34)	285
Balance as of June 30, 2025	$(78)	$(14)	$102	$10

For the first six months of 2026:
Beginning balance	$(9)	$(16)	$127	$102
Other comprehensive (loss) income	(239)	(1)	22	(218)
Amounts reclassified from AOCI	—	—	—	—
Total other comprehensive (loss) income	(239)	(1)	22	(218)
Balance as of June 30, 2026	$(248)	$(17)	$149	$(116)

For the first six months of 2025:
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	332	—	(32)	300
Amounts reclassified from AOCI	—	—	(14)	(14)
Total other comprehensive income (loss)	332	—	(46)	286
Balance as of June 30, 2025	$(78)	$(14)	$102	$10
The following table presents the amount of gains reclassified from AOCI attributable to KDP into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	Second Quarter		First Six Months
(in millions)		2026	2025	2026	2025
Cash Flow Hedges
Interest rate contracts	Interest expense, net	$(6)	$(4)	$(9)	$(7)
FX contracts	Cost of sales	6	(8)	9	(13)
Total		—	(12)	—	(20)
Income tax expense		—	3	—	6
Total, net of tax		$—	$(9)	$—	$(14)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
16. Other Financial Information
SELECTED BALANCE SHEET INFORMATION

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$1,491	$706
Work-in-process	246	8
Finished goods	2,120	1,019
Total inventories	$3,857	$1,733

Prepaid expenses	$798	$334
Other current assets	830	484
Total prepaid expenses and other current assets	$1,628	$818
Supplier Financing Arrangements
The following table summarizes the location of our outstanding obligations under supplier financing arrangements, which are confirmed as valid, within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2026	December 31, 2025
Accounts payable	$1,779	$1,378
Structured payables(1)	320	—
Total outstanding obligations under supplier financing arrangements	$2,099	$1,378
(1)As a result of the JDE Peet’s Acquisition, we have certain commercial arrangements with suppliers that include explicitly stated interest rates, which are more representative of financing transactions and are therefore classified as structured payables. Some of these suppliers participate in supplier financing arrangements, which are reflected in this table. The remainder of structured payables relate to suppliers not participating in supplier financing arrangements, or amounts owed to a virtual credit card sponsor.
Mandatory Redemption Liability
The fair value of our mandatory redemption liability associated with GHOST was $898 million and $880 million as of June 30, 2026 and December 31, 2025, respectively, and is included within Other non-current liabilities within the unaudited Condensed Consolidated Balance Sheets.
17. Commitments and Contingencies
LITIGATION
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Antitrust Litigation
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against our wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York ("SDNY") (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys' fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig's products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ's Wholesale Club, Inc., Winn-Dixie Stores Inc., and Bi-Lo Holding LLC) in 2019 and in 2021. Following the court’s denial of class certification in 2025 for the direct purchaser class described below, similar actions were filed in 2026 by additional individual direct purchasers (including Target Corp., Performance Food Group, Inc. and certain of its affiliates, and entities owning the claims of former retailers Great Atlantic & Pacific Tea Company, Shopko, and Bed Bath & Beyond, Inc.). All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the "Multidistrict Antitrust Litigation").
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
Discovery in all of the matters filed before 2026 and pending in the Multidistrict Antitrust Litigation is concluded, with those plaintiffs (which no longer include the purported direct purchaser class) collectively claiming more than $1.5 billion of monetary damages. Keurig strongly disputes the merits of the claims and the calculation of damages. Keurig has fully briefed summary judgment motions that, if successful, would end the cases entirely. The cases filed in 2026 will proceed on a separate procedural timeline.
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
TARIFFS
In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act. We have identified potential eligible refunds for tariffs paid in prior periods. We have begun to file claims with U.S. Customs and Border Protection for the recovery of tariffs previously paid, plus applicable interest.
We account for these potential recoveries through the gain contingencies model, under which a gain is not recognized until it is realized or realizable. Because the administrative process for review, validation, and disbursement by the Department of Treasury involves inherent uncertainty regarding the final approved amount and timing, we have not recorded receivables for claims which were pending as of June 30, 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
18. Restructuring
RESTRUCTURING PROGRAMS
Integration of JDE Peet's
As part of the JDE Peet's Acquisition, we developed a program to integrate JDE Peet’s and to facilitate the planned separation of Global Coffee Co. This program includes one-time, non-recurring expenses such as system integration, severance, retention, professional services, and other matters. This restructuring program is expected to incur cumulative pre-tax restructuring charges in a range of approximately $325 million to $400 million through the first quarter of 2029.
Legacy JDE Peet's Transformation Activities and Corporate Actions
JDE Peet's has a transformational program known as Reignite the Amazing, which was announced in 2025 and was inherited as part of the JDE Peet's Acquisition. This brand-led strategy is designed to accelerate profitable growth and includes activities and corporate actions designed to integrate the U.S. capsules business, optimize the European operating model, and transition the Peet's U.S. commercial distribution model, among others. From time to time, this program includes certain restructuring activities, such as the closure of certain facilities as part of optimization efforts.
Network Optimization
In March 2024, we announced a restructuring program designed to more effectively and efficiently meet the needs of consumers and customers. Our restructuring program includes the closure of certain facilities and other costs intended to optimize our manufacturing and distribution footprint throughout our operations.
This restructuring program is expected to incur cumulative pre-tax restructuring charges of approximately $175 million through the end of 2026, primarily comprised of asset related costs.
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs were as follows:

	Second Quarter		First Six Months
(in millions)	2026	2025	2026	2025
Integration of JDE Peet's(1)	$140	$—	$140	$—
Legacy JDE Peet's Transformation Activities and Corporate Actions(1)	19	—	19	—
Network Optimization	7	10	30	12
(1)Amounts represent expenses incurred subsequent to the JDE Peet's Acquisition.
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2025	$8
Charges to expense and other adjustments	28
Restructuring liabilities assumed in the JDE Peet's Acquisition	74
Cash payments	(26)
Balance as of June 30, 2026	$84

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
19. Transactions with Variable Interest Entities
TRANSACTIONS WITH VIES
We have a number of leasing arrangements and one licensing arrangement with special purpose entities for which we are not the primary beneficiary, as we have limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs' performance.
Leasing Arrangements
As of June 30, 2026, we have entered into seventeen lease transactions with VIEs. Each lease has an RVG based on a percentage of VIEs' purchase price; however, we concluded it was not probable that we will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, we recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements was $733 million and $653 million as of June 30, 2026 and December 31, 2025, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which we have concluded is not probable.
The following table provides the carrying amounts of the right-of-use assets and lease obligations recorded in the unaudited Condensed Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs:

(in millions)	June 30, 2026	December 31, 2025
Non-current assets	$393	$361
Current liabilities	30	26
Non-current liabilities	384	351
The leasing agreements included as of December 31, 2025 include nine manufacturing sites, five warehouse and distribution centers, one multipurpose property, and our Frisco, Texas headquarters. The leasing agreements included as of June 30, 2026 also included one additional warehouse and distribution center.

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
Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections; global economic uncertainty or economic downturns; tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, sanctions, geopolitical disturbances and conflicts, or threats of such actions and related uncertainty; the risk that our financial performance may be better or worse than anticipated; risks related to the completion of the Separation in the anticipated timeframe, or at all; our incurrence of significant debt or our entry into other funding alternatives, in each case, which funded the acquisition of JDE Peet's, which may result in dilution to our stockholders or introduce complexity to our capital structure; additional risks associated with the JDE Peet's Acquisition and those geographies, countries, and associated governments where JDE Peet's currently operates; our ability to successfully integrate JDE Peet's into our business, or that such integration may be more difficult, time-consuming, or costly than expected; constraints on management's attention to operating and growing our business during the execution of the integration of JDE Peet's and the Separation; the potential downgrade of our credit ratings as a result of debt incurred and/or assumed in connection with the JDE Peet's Acquisition; the possibility of negative impacts on business relationships in connection with the JDE Peet's Acquisition and the Separation; the risk that the Separation incurs significant additional costs; the risk of potential litigation and regulatory actions; negative effects of the JDE Peet's Acquisition and pendency of the Separation on our share price; and the ability to achieve the anticipated strategic and financial benefits from the Separation. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
This Quarterly Report on Form 10-Q contains the names of some of our owned or licensed trademarks, trade names, and service marks, which we refer to as our brands. All of the product names included in this Quarterly Report on Form 10-Q are either our registered trademarks or those of our licensors.

OVERVIEW
KDP is a leading beverage company with more than 150 owned, licensed, and partner brands, that meet a wide range of needs and occasions. Our North American refreshment beverage business holds leadership positions across carbonated soft drinks, water, juice, and mixers, with a portfolio of iconic brands, such as Dr Pepper, Canada Dry, Mott's, A&W, Peñafiel, GHOST, 7UP, Snapple, Clamato, and Core Hydration. Our global coffee business spans more than 100 markets and includes the leading Keurig single‑serve brewing system in the U.S. and Canada, along with powerhouse brands such as Peet's, L'OR, and Jacobs, and other regional coffee leaders. On April 1, 2026, we acquired JDE Peet's, which contributed to our results beginning in the second quarter of 2026.
Our four operating and reportable segments are U.S. Refreshment Beverages, U.S. Coffee, KDP International, and JDE Peet's.
VOLUME
In evaluating our performance, we use different volume measures for LRB, coffee and related products, and appliances.
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
For coffee and related products, which includes single serve, ground, instant, and whole bean coffee, as well as related products, including tea and cocoa, we measure our sales volume in metric tons.
For appliances, we measure sales volume in individual units.

EXECUTIVE SUMMARY
Results of Operations

Second Quarter of 2026 as compared to Second Quarter of 2025
(in millions, except Diluted EPS)

JDE PEET'S ACQUISITION
On January 15, 2026, we commenced a tender offer to acquire all of the issued and outstanding ordinary shares of JDE Peet's for a cash offer price of €31.85 per share, without interest. We substantially completed the tender offer on April 1, 2026. The aggregate cash paid for tendered shares was approximately €15.1 billion, or $17.4 billion.
During the first six months of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion
•Senior Unsecured Notes of approximately $6 billion
•JV Investment of $4 billion
•Issuance of Convertible Preferred Stock of $4.5 billion
Refer to Notes 2, 3, 4, and 5 of the Notes to our unaudited Condensed Consolidated Financial Statements for further information about these transactions and the closing of the JDE Peet's Acquisition.
We have incurred acquisition, integration, and financing costs associated with the acquisition of JDE Peet's and planned Separation, which include costs to obtain proceeds to close the JDE Peet's acquisition and costs to manage the FX risk associated with the purchase price. These costs were primarily recorded to Selling, general, and administrative expenses, Interest expense, net, and Other expense (income), net, and aggregated to a pre-tax impact of approximately $624 million during the first six months of 2026.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
We acquired JDE Peet's on April 1, 2026, which contributed to our results beginning in the second quarter of 2026. Percentage changes for consolidated results disclosed below include the impact of the acquisition.
Second Quarter of 2026 Compared to Second Quarter of 2025
Consolidated Operations

	Second Quarter		Percentage Change
($ in millions, except per share amounts)	2026	2025
Net sales	$7,309	$4,163	75.6%
Cost of sales	4,243	1,908	122.4
Gross profit	3,066	2,255	36.0
Selling, general, and administrative expenses	2,397	1,356	76.8
Other operating expense, net	41	1	NM
Income from operations	628	898	(30.1)
Interest expense, net	336	180	86.7
Other (income) expense, net	(13)	—	NM
Income before provision for income taxes	305	718	(57.5)
Provision for income taxes	95	171	(44.4)
Net income	210	547	(61.6)
Less: Net income attributable to non-controlling interests	68	—	100.0
Net income attributable to KDP	$142	$547	(74.0)

Earnings per common share:
Basic	$0.04	$0.40	(90.0)%
Diluted	0.04	0.40	(90.0)

Gross margin	41.9%	54.2%	(1,230) bps
Operating margin	8.6	21.6	(1,300) bps
Effective tax rate	31.1	23.8	730 bps
Sales Volumes

Percentage Change
LRB	2.8%
Coffee and related products	416.5
Appliances	8.1
Net Sales Drivers

Percentage Change
Volume / mix(1)	70.4%
Net price realization	4.2
FX	1.0
Total	75.6%
(1)The JDE Peet’s Acquisition contributed 67.3% of the volume / mix growth in the quarter.

Gross profit increased 36.0% to $3,066 million for the second quarter of 2026, as compared to $2,255 million for the second quarter of 2025. The benefits to gross profit of the JDE Peet’s Acquisition (45 percentage points) and legacy KDP net sales growth (10 percentage points) were partially offset by the impact of the JDE Peet’s inventory step-up recognized in cost of sales in the second quarter of 2026 (14 percentage points) and the net impact from changes in ingredients, materials, and productivity, inclusive of tariffs (4 percentage points).
SG&A expenses increased 76.8% to $2,397 million for the second quarter of 2026, as compared to $1,356 million for the second quarter of 2025, primarily driven by the inclusion of JDE Peet’s SG&A expenses (53 percentage points) and transaction and integration costs associated with the JDE Peet’s Acquisition and the Separation (20 percentage points).
Other operating expense, net was $41 million for the second quarter of 2026, as compared to $1 million for the second quarter of 2025, primarily reflecting non-cash write-offs of certain intellectual property assets in the current quarter.
Income from operations decreased 30.1% to $628 million for the second quarter of 2026, as compared to $898 million for the second quarter of 2025, as increased gross profit was outpaced by increased SG&A and other operating expenses.
Interest expense, net was $336 million for the second quarter of 2026, as compared to $180 million for the second quarter of 2025, driven by increased debt and higher financing costs, including debt acquired in the JDE Peet's Acquisition.
The effective tax rate increased 730 bps to 31.1% for the second quarter of 2026, compared to 23.8% for the second quarter of 2025, primarily driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition (920 bps).
Net income was $210 million for the second quarter of 2026, as compared to $547 million for the second quarter of 2025, driven by reduced income from operations, increased interest expense, and the increased effective tax rate. Net income attributable to KDP was $142 million for the second quarter of 2026, including the dilutive impact of $68 million of net income attributable to non-controlling interests in the current quarter, primarily the Pod Manufacturing JV.
Diluted EPS was $0.04 per diluted share for the second quarter of 2026 as compared to $0.40 in the second quarter of 2025, driven by reduced net income attributable to KDP and dividends allocated to preferred shareholders. Refer to Note 6 of the Notes to our Unaudited Consolidated Financial Statements for the computation of diluted EPS.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the second quarter of 2026 and 2025.

	Second Quarter		Percentage Change
(in millions)	2026	2025
Net sales
U.S. Refreshment Beverages	$2,925	$2,660	10.0%
U.S. Coffee	918	948	(3.2)
KDP International	664	555	19.6
JDE Peet’s(1)	2,802	—	100.0
Total net sales	$7,309	$4,163	75.6

Income (loss) from operations
U.S. Refreshment Beverages	$857	$746	14.9%
U.S. Coffee	149	233	(36.1)
KDP International	152	143	6.3
JDE Peet’s(1)	(62)	—	100.0
Unallocated corporate costs	(468)	(224)	108.9
Income from operations	$628	$898	(30.1)

Operating margin
U.S. Refreshment Beverages	29.3%	28.0%	130 bps
U.S. Coffee	16.2	24.6	(840) bps
KDP International	22.9	25.8	(290) bps
JDE Peet’s(1)	(2.2)	—	NM
(1)As we acquired JDE Peet’s on April 1, 2026, comparative information is not applicable for the second quarter of 2025.
Sales Volumes

	LRB	Coffee and related products	Appliances
U.S. Refreshment Beverages	2.4%	—%	—%
U.S. Coffee	NM	(12.8)	2.1
KDP International	4.5	(2.0)	6.3
JDE Peet's	—	100.0	100.0
Net Sales Drivers

	Volume / Mix	Net Price Realization	FX	Total
U.S. Refreshment Beverages	6.5%	3.5%	—%	10.0%
U.S. Coffee	(8.2)	5.0	—	(3.2)
KDP International	6.5	5.9	7.2	19.6
JDE Peet's	100.0	—	—	100.0

U.S. Refreshment Beverages
Sales volume increased 2.4% in the second quarter of 2026, led by growth in energy and sports hydration drinks, partially offset by declines in the balance of our portfolio.
Net sales increased 10.0% to $2,925 million for the second quarter of 2026, driven by volume / mix growth and higher net price realization.
Income from operations increased 14.9% to $857 million for the second quarter of 2026. This performance was led by the benefit to gross profit of net sales growth (21 percentage points) and a favorable comparison to Ghost integration expenses in the second quarter of 2025 (3 percentage points), partially offset by a net unfavorable change in ingredients, materials, and productivity, inclusive of tariffs (5 percentage points) and increased transportation and warehousing expenses (2 percentage points).
U.S. Coffee
Appliance volume increased 2.1%. Coffee and related products volume decreased 12.8%, reflecting price elasticity impacts, single serve category softness, and a temporary reporting shift of Peet’s K-cup pods into the JDE Peet’s segment.
Net sales decreased 3.2% to $918 million for the second quarter of 2026, led by unfavorable volume / mix, which was partially offset by favorable net price realization.
Income from operations decreased 36.1% to $149 million for the second quarter of 2026, driven primarily by costs associated with the integration of JDE Peet’s and the Separation (22 percentage points), a net unfavorable change in ingredients, materials, and productivity, inclusive of tariffs (17 percentage points), and the gross profit impact of the decline in net sales (7 percentage points).
KDP International
LRB sales volume increased 4.5%. Appliance volumes increased 6.3%. Coffee and related products volume decreased 2.0%.
Net sales increased 19.6% to $664 million in the second quarter of 2026, reflecting favorable FX translation, volume / mix growth, and higher net price realization.
Income from operations increased 6.3%, to $152 million for the second quarter of 2026, as the benefits from the gross profit impact of the higher net price realization and favorable net FX translation were partially offset by increased IEPS taxes in Mexico and a net unfavorable impact from changes in ingredients, materials, and productivity.
JDE Peet's
JDE Peet’s sales volumes, net sales, and loss from operations were wholly incremental to KDP as a result of the JDE Peet’s Acquisition.
The loss from operations in the second quarter of 2026 included a $314 million increase in cost of sales due to the impact of the inventory step-up to fair value in connection with the JDE Peet’s Acquisition and the subsequent sale of that inventory.

First Six Months of 2026 Compared to First Six Months of 2025
Consolidated Operations

	First Six Months		Percentage Change
($ in millions, except per share amounts)	2026	2025
Net sales	$11,285	$7,798	44.7%
Cost of sales	6,121	3,558	72.0
Gross profit	5,164	4,240	21.8
Selling, general, and administrative expenses	3,739	2,548	46.7
Other operating expense (income), net	41	(7)	NM
Income from operations	1,384	1,699	(18.5)
Interest expense, net	617	328	88.1
Other (income) expense, net	105	(7)	NM
Income before provision for income taxes	662	1,378	(52.0)
Provision for income taxes	182	314	(42.0)
Net income	480	1,064	(54.9)
Less: Net income attributable to non-controlling interests	68	—	NM
Net income attributable to KDP	$412	$1,064	(61.3)

Earnings per common share:
Basic	$0.24	$0.78	(69.2)%
Diluted	0.24	0.78	(69.2)

Gross margin	45.8%	54.4%	(860) bps
Operating margin	12.3	21.8	(950) bps
Effective tax rate	27.5	22.8	470 bps
Sales Volumes

Percentage Change
LRB	1.0%
Coffee and related products	206.5
Appliances	0.6
Net Sales Drivers

Percentage Change
Volume / mix(1)	38.8%
Net price realization	4.8
FX	1.1
Total	44.7%
(1)The JDE Peet’s Acquisition contributed 35.9% of the volume / mix growth in the quarter.

Gross profit increased 21.8% to $5,164 million for the first six months of 2026. The benefits to gross profit of the JDE Peet’s Acquisition (24 percentage points) and legacy KDP net sales growth (11 percentage points) were partially offset by the impact of the JDE Peet’s inventory step-up recognized in cost of sales in the first six months of 2026 (7 percentage points) and a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (5 percentage points).
SG&A expenses increased 46.7% to $3,739 million for the first six months of 2026, driven by the inclusion of JDE Peet’s SG&A expenses (28 percentage points), transaction and integration costs associated with the JDE Peet's Acquisition and the Separation (14 percentage points), and higher labor costs (2 percentage points).
Other operating expense (income), net was expense of $41 million for the first six months of 2026, as compared to income of $7 million for the first six months of 2025, primarily reflecting non-cash write-offs of certain intellectual property assets in the current year-to-date period.
Income from operations decreased 18.5% to $1,384 million for the first six months of 2026, as increased gross profit was more than offset by higher SG&A and other operating expenses.
Interest expense, net increased 88.1% to $617 million for the first six months of 2026, driven by increased debt and higher financing costs, including debt acquired in the JDE Peet's Acquisition.
Other (income) expense, net reflected expense of $105 million for the first six months of 2026, primarily driven by realized losses on FX forward contracts related to the funding of the JDE Peet’s Acquisition. This compared to income of $7 million in the first six months of 2025.
The effective tax rate increased 470 bps to 27.5% for the first six months of 2026, compared to 22.8% in the first six months of 2025, primarily driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition (420 bps), partially offset by discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV (70 bps).
Net income decreased 54.9% to $480 million for the first six months of 2026, driven by reduced income from operations, increased interest expense, and the increased effective tax rate. Net income attributable to KDP was $412 million for the first six months of 2026, including the dilutive impact of $68 million of net income attributable to non-controlling interests, primarily the Pod Manufacturing JV.
Diluted EPS decreased 69.2% to $0.24 per diluted share for the first six months of 2026 as compared to $0.78 in the first six months of 2025, driven by reduced net income attributable to KDP and dividends allocated to preferred shareholders. Refer to Note 6 of the Notes to our Unaudited Consolidated Financial Statements for the computation of diluted EPS.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first six months of 2026 and 2025.

	First Six Months		Percentage Change
(in millions)	2026	2025
Net sales
U.S. Refreshment Beverages	$5,524	$4,983	10.9%
U.S. Coffee	1,775	1,825	(2.7)
KDP International	1,184	990	19.6
JDE Peet's(1)	2,802	—	100.0
Total net sales	$11,285	$7,798	44.7

Income (loss) from operations
U.S. Refreshment Beverages	$1,578	$1,400	12.7%
U.S. Coffee	309	435	(29.0)
KDP International	237	233	1.7
JDE Peet's(1)	(62)	—	100.0
Unallocated corporate costs	(678)	(369)	83.7
Total income from operations	$1,384	$1,699	(18.5)

Operating margin
U.S. Refreshment Beverages	28.6%	28.1%	50 bps
U.S. Coffee	17.4	23.8	(640) bps
KDP International	20.0	23.5	(350) bps
JDE Peet's(1)	(2.2)	—	NM
(1)As we acquired JDE Peet’s on April 1, 2026, comparative information is not applicable for the first six months of 2025.
Sales Volumes

	LRB	Coffee and related products	Appliances
U.S. Refreshment Beverages	1.0%	—%	—%
U.S. Coffee	NM	(9.7)	(2.7)
KDP International	0.9	(2.0)	0.4
JDE Peet's	—	100.0	100.0
Net Sales Drivers

	Volume / Mix	Net Price Realization	FX	Total
U.S. Refreshment Beverages	6.8%	4.1%	—%	10.9%
U.S. Coffee	(8.1)	5.4	—	(2.7)
KDP International	3.3	7.4	8.9	19.6
JDE Peet's	100.0	—	—	100.0

U.S. Refreshment Beverages
Sales volume increased 1.0%, led by growth in energy and sports hydration drinks, partially offset by declines in the balance of our portfolio.
Net sales increased 10.9% to $5,524 million for the first six months of 2026, driven by volume / mix growth and higher net price realization.
Income from operations increased 12.7% to $1,578 million for the first six months of 2026. This performance was driven by the gross profit impact of net sales growth (24 percentage points), which was partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (7 percentage points), increased transportation and warehousing expenses (3 percentage points), and higher labor costs (2 percentage points).
U.S. Coffee
Appliance volume decreased 2.7%, reflecting price elasticity impacts. Coffee and related products volume decreased 9.7%, reflecting price elasticity impacts and single serve category softness.
Net sales decreased 2.7% to $1,775 million for the first six months of 2026, as higher net price realization was more than offset by unfavorable volume / mix.
Income from operations decreased 29.0% to $309 million for the first six months of 2026, driven by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs (22 percentage points), costs associated with the integration of JDE Peet’s and the Separation (12 percentage points) and increased marketing expenses (3 percentage points).
KDP International
LRB sales volume increased 0.9%. Appliance volumes increased 0.4%. Coffee and related products volume decreased 2.0%.
Net sales increased 19.6% to $1,184 million in the first six months of 2026, reflecting favorable FX translation, higher net price realization, and favorable volume / mix.
Income from operations increased 1.7% to $237 million for the first six months of 2026, as the benefit from higher net price realization was partially offset by increased IEPS taxes in Mexico and a net unfavorable impact from changes in ingredients, materials, and productivity.
JDE Peet's
JDE Peet’s sales volumes, net sales, and loss from operations were wholly incremental to KDP as a result of the JDE Peet’s Acquisition.
The loss from operations in the first six months of 2026 included a $314 million increase in cost of sales due to the impact of the inventory step-up to fair value in connection with the JDE Peet’s Acquisition and the subsequent sale of that inventory.
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

	First Six Months
(in millions)	2026	2025
Net cash provided by operating activities	$1,176	$640
Net cash used in investing activities	(16,899)	(278)
Net cash provided by (used in) financing activities	16,546	(409)
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $536 million for the first six months of 2026, as compared to the first six months of 2025, driven by the favorable comparison in working capital as compared to the prior period.
Sources of Liquidity - Financing
Refer to Note 3 of the Notes to our Unaudited Consolidated Financial Statements for management's discussion of our financing arrangements.
As of June 30, 2026, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.

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
Dividends
We have declared total dividends to common shareholders of $0.46 per share in both the first six months of 2026 and 2025. Additionally, we have paid total dividends of $54 million to the holders of our Convertible Preferred Stock in the first six months of 2026.
Acquisitions of Businesses and Purchases of Intangible Assets
From time to time, we acquire brand ownership companies to expand our portfolio. We also invest in the expansion of our DSD network through transactions with strategic independent bottlers or third-party brand ownership companies to enhance competitive distribution scale. These transactions could be accounted for either as an acquisition of a business or, if the majority of the transaction price represents the acquisition of a single intangible asset, as an asset acquisition. In the second quarter of 2026, we completed the JDE Peet's Acquisition, which was the primary driver for the change in Net cash used in investing activities as compared to the prior period. Refer to Note 2 of the Notes to our Unaudited Consolidated Financial Statements for additional information. Other purchases of intangible assets were $4 million and $16 million for the first six months of 2026 and 2025, respectively.
Capital Expenditures
Purchases of property, plant, and equipment were $297 million and $226 million for the first six months of 2026 and 2025, respectively. Capital expenditures included in accounts payable and accrued expenses were $207 million and $155 million for the first six months of 2026 and 2025, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first six months of 2026 and 2025.

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
Customer and consumer demand for our products may also be impacted by the risk factors discussed herein, as well as subsequent filings with the SEC, that could have a material effect on production, delivery, and consumption of our products, which could result in a reduction in our sales volume.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The KDP Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the KDP Notes. The Guarantors, other than JDE Peet’s, are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the KDP Notes. We have acquired 97.75% of the issued and outstanding ordinary shares of JDE Peet's, and intend to acquire the remaining shares through completion of the demerger process.
On May 21, 2026, JDE Peet's agreed to fully and unconditionally guarantee, on a joint and several basis with KDP and the other Guarantors, the obligations of Maple in respect of the Maple Notes and the delayed draw term loan facility, and to fully and unconditionally guarantee, on a joint and several basis with Maple and the other Guarantors, the obligations of KDP in respect of its existing outstanding senior notes and revolving credit facility. JDE Peet's guarantees of KDP’s obligations provide that, in addition to the events specified in the applicable indentures and credit agreements governing such indebtedness, such guarantees shall automatically terminate upon the Separation.
In addition, on May 21, 2026, Maple, KDP and the Guarantors agreed to fully and unconditionally guarantee, on a joint and several basis with each other, the obligations of JDE Peet's in respect of the JDE Peet's Notes. KDP and the Guarantors’ guarantees (excluding the guarantees of Maple) of the JDE Peet's Notes provide that, in addition to the events specified in the applicable agreements governing such indebtedness, such guarantees shall automatically terminate upon the Separation.
None of our subsidiaries organized outside of the U.S., any of the subsidiaries held by Maple prior to the DPS Merger, or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the KDP Notes, with the exception of Maple, which became a Guarantor effective March 6, 2026, and JDE Peet's, which became a Guarantor on May 21, 2026, as described above. The subsidiary guarantees with respect to the KDP Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the Notes, and the discharge of our obligations under the applicable indenture.
The following schedules present the summarized financial information for Keurig Dr Pepper Inc. (the "Parent") and the Guarantors on a combined basis after intercompany eliminations; the Parent and the Guarantors' amounts due from and amounts due to Non-Guarantors are disclosed separately. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries. The following schedules include Maple as a Guarantor effective March 6, 2026 and JDE Peet's as a Guarantor effective May 21, 2026.

Summarized financial information for the Parent and Guarantors is as follows:

(in millions)	First Six Months of 2026
Net sales	$5,621
Gross profit	2,591
Income from operations	513
Net loss	(96)

(in millions)	June 30, 2026
Current assets	$3,037
Non-current assets	28,004
Total assets(1)	$31,041

Current liabilities	$12,021
Non-current liabilities	30,328
Total liabilities(2)	$42,349
(1)Includes $8 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of June 30, 2026.
(2)Includes $2,872 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks disclosed in our Annual Report, our market risk exposure has changed as a result of the JDE Peet's Acquisition. See below for a discussion of the incremental risks to our business, which should be considered in addition to the items discussed in Part II, Item 7A of our Annual Report.
FOREIGN EXCHANGE RISK
Due to the expanded geographic diversity of our operations as a result of the JDE Peet's Acquisition, we have increased exposure with respect to foreign exchange rate fluctuations. The primary exposures of JDE Peet's to foreign exchange rates are the Euro versus U.S. dollar and various other currencies. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in earnings as incurred.
JDE Peet's uses foreign currency derivative instruments such as foreign exchange forward contracts and cross-currency interest rate contracts to manage a portion of our exposure to changes in foreign exchange rates. As of June 30, 2026, JDE Peet's had foreign currency derivative contracts outstanding with notional values of $5,906 million, which mature at various dates through February 2034. The impact of a 10% weakening in the Euro is estimated to decrease the fair value of instruments such instrument by approximately $73 million. Any increase or decrease in the value of these foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of June 30, 2026, the face value of our fixed-rate and variable-rate JDE Peet's Notes were $4,506 million and $686 million, respectively. From time to time, JDE Peet's also enters into interest rate contracts that effectively result in variable-rate interest payments or receipts. These derivative instruments are generally based on SOFR or EURIBOR, plus a credit spread. There is a limited impact of fluctuations in interest rates on our interest expense associated with variable rate interest payments on JDE Peet’s Notes.
COMMODITY RISK
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks for JDE Peet's relate to our purchases of coffee beans.

We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of June 30, 2026, JDE Peet's had derivative contracts outstanding with a notional value of $269 million maturing at various dates through January 2028. The fair market value of these contracts as of June 30, 2026 was a net asset of $25 million. As of June 30, 2026, a 10% change (up or down) in commodity prices is estimated to increase or decrease the fair value of these derivative instruments by approximately $27 million. Any change in the value of the commodities derivatives instruments would have an approximately offsetting change in the underlying hedged risk.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The JDE Peet's Acquisition, which was completed on April 1, 2026, had a material impact on our financial position, results of operations, and cash flows from the date of acquisition through June 30, 2026. The JDE Peet's Acquisition also resulted in material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We are in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of JDE Peet's. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management will exclude JDE Peet's from its annual report on internal control over financial reporting as of December 31, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 17 of the Notes to our Unaudited Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors, which have been updated from the risk factors set forth in Part I, Item 1A in our Annual Report.
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
•If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may be adversely affected.
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
•Failure to attract, retain, develop and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce could significantly impact our operations.
•We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including new unionization, labor disputes, or work stoppages.
•Increases in our cost of employee benefits in the future could reduce our profitability.
•A significant interruption at one of our production facilities could disrupt our supply of the affected products.
•Our efforts to secure an adequate supply of quality or sustainable coffee may be unsuccessful.
•If we are unable to manage our inventory and forecasting systems effectively, our business, financial condition, or results of operations could be adversely affected.
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
•Failure to maintain strategic relationships with brand owners, operators and private label brands, including through licensing and distribution agreements, could adversely impact our future growth and business, potentially resulting in the termination of those agreements.
•Equity method investments are managed independently of us and may have different interests than we do. Their decisions could impact our financial performance.

•The use of information technology by our third-party commercial partners and service providers exposes us to business disruptions or other negative impacts that could adversely affect us.
•We rely on the performance of a limited number of suppliers, manufacturers and order fulfillment companies for our brewers and coffee machines, beverage concentrates, and syrups.
•Our financial results may be negatively impacted by unfavorable economic and geopolitical conditions.
•National and international laws and regulations could adversely affect our business.
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
•Fluctuations in foreign currency exchange rates relative to the U.S. dollar could have a material adverse effect on our financial results.
•The market price of our common stock may decline if we do not achieve the expected benefits and synergies of the JDE Peet’s Acquisition.
•Legal proceedings in connection with the JDE Peet's Acquisition could expose us to substantial costs.
•If our due diligence investigation of JDE Peet's was inadequate, or if unexpected risks related to JDE Peet's and its business materialize, it could have a material adverse effect on our business.
•The JDE Peet's Acquisition exposes us to inherent risks in JDE Peet's business and those geographies where JDE Peet's currently operates, which could adversely affect our business.
•Our acquisition of JDE Peet’s exposes us to significant geopolitical, regulatory, and operational risks in Russia, including the potential loss of those operations, that could adversely affect our business.
•We may not successfully integrate JDE Peet's into our business, or such integration may be more difficult, time-consuming, or costly than expected, which could adversely affect our business.
•We are subject to business uncertainties related to the JDE Peet's Acquisition.
•We have incurred and assumed significant debt as a result of the JDE Peet's Acquisition, which could adversely affect our financial performance.
•In connection with the JDE Peet's Acquisition, we consummated the JV Investment, which could restrict our operational and corporate flexibility, impact our cash resources, and/or depress the market price of our common stock.
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
We have experienced, and could continue to experience, disruptions in our supply chain and our manufacturing and distribution operations, which could have a material adverse effect on our business. Some raw materials and supplies used in the production of our products, including packaging materials and green coffee, are available from a limited number of suppliers or could be in short supply when seasonal demand is at its peak or when international logistics are disrupted. Certain raw materials and supplies used in the production of our products are sourced from countries experiencing unfavorable economic conditions, civil unrest or political instability. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. We may not be able to maintain favorable arrangements and relationships with suppliers, and our contingency plans may not be effective to mitigate disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture and distribution of our products. In order to ensure a continuous supply of high-quality raw materials, some of our inventory purchase obligations include long-term purchase commitments for certain strategic raw materials; the timing of these may not always coincide with the period in which we need the supplies to fulfill customer demand. Any sustained or significant disruption to the manufacturing or sourcing of raw materials could increase our costs and interrupt product supply, which could adversely impact our business. Additionally, if demand increases beyond our production capabilities, we may need to expand our capacity.
The raw materials and other supplies, including agricultural commodities (such as green coffee, including Arabica and Robusta beans, tea leaf, palm and coconut oil, milk, sugar, cocoa, corn and apples), fuel (crude oil, electricity and natural gas) and packaging materials (including aluminum, resins, paper products, and glass), transportation, and other supply chain inputs that we use for the manufacture, production, and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors, including changes in supply and demand; supplier capacity constraints; inflation; weather conditions (including the effects of climate change); natural disasters; disease or pests; agricultural uncertainty; cost increases in farm inputs; health epidemics, pandemics, or other contagious outbreaks; labor shortages, strikes, or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new, increased, or retaliatory tariffs, sanctions, quotas, or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; speculation in global trading of commodities, such as green coffee; or fluctuations in foreign currency exchange rates. Many of these factors could also cause a significant disruption at our manufacturing and distribution facilities, or the facilities of our bottlers, contract manufacturers, or distributors, which could have a material adverse effect on our business. We have been affected by a number of these factors, led by inflationary pressures on input and other costs, which may continue.
Many of our raw materials and supplies are purchased in the open market, and the prices we pay for such items are subject to fluctuation. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. This could lead to higher and more variable inventory levels or higher raw material costs for us. The quality of the green coffee we seek tends to trade on a negotiated basis at a premium to or, at times, discount from, the underlying futures of green coffee, and can vary significantly. Single-origin, Arabica, and responsibly-sourced green coffee sell at higher prices than other green coffees, in part because producers cannot increase supply in the short run to meet rising demand. Volatility in green coffee prices can impact our ability to enter into fixed-price purchase commitments. We frequently enter into “price-to-be-fixed” supply contracts with defined quality, quantity, and other negotiated terms, but the date, and therefore price, at which the base coffee commodity price component will be fixed has not yet been established. We also enter into forward delivery contracts for physical green coffee and use futures to hedge our exposure to green coffee prices.

When input prices increase unexpectedly or significantly, we may be unwilling or unable to increase our finished product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins, and operating results. To the extent that price increases on finished products are not sufficient to offset higher costs adequately or in a timely manner, or if they result in significant decreases in sales volume, our financial condition or results of operations may be adversely affected. For example, if the price of green coffee were to increase significantly and we are unable to increase our prices sufficiently to an equivalent degree to compensate, we may be required to take additional measures in affected markets, including ceasing advertising campaigns or temporarily halting trading in such markets. In addition, if we have previously hedged a commodity at higher price levels and that commodity’s price then decreases rapidly, the resulting change in value of the derivative instruments could increase our cost of goods sold. We are also exposed to counterparty risk under our hedging and physical green coffee contracting arrangements and, because the terms of our fixed-price purchase commitments do not necessarily match the term of our agreements to sell products to customers, our hedging strategies may not effectively reduce our exposure to commodity price increases. In addition, there may be a time lag between when commodity costs increase and when we are able to increase our prices, which may compress our margins, and if commodity prices then decline before we have increased our prices, we may be unable to recover losses caused by such temporary increases in commodity costs.
We operate in highly competitive categories, and any inability to compete effectively could adversely impact our business.
The beverage industry is highly competitive and continues to evolve in response to changing consumer preferences. We compete with multinational corporations with established brands that can rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, changing their route-to-market, reducing prices, or increasing promotional activities. We also compete with various smaller or regional companies and private label manufacturers, which may be more innovative, better able to bring new products to market, and better able to quickly serve niche markets or better meet continuously evolving consumer preferences. Additionally, we compete for contract manufacturing with other bottlers and manufacturers.
A significant portion of our business is attributable to sales of single serve coffee formats, including K-Cup pods for use with Keurig brewing systems and other single serve coffee formats compatible with various third-party single serve coffee brewers. Continued acceptance of Keurig brewers and other single serve coffee brewers compatible with our products to further increase household penetration is a significant factor in our growth plans. Any substantial or sustained decline in the sale of brewers could materially and adversely affect our business. Keurig brewers and other single serve brewers related to our single serve offerings compete against all sellers and types of coffeemakers, as well as coffee stores. Our competitive position may be weakened if we do not succeed in differentiating our single serve brewers from our competitors’ products.
Our portfolio spans across a broad range of brands, each subject to distinct competitive dynamics and consumer demand drivers. Across our product formats, our sales may be adversely affected by our inability to maintain or increase prices, effectively promote our products, or respond to new market entrants and competitive offerings. Our results may also be negatively impacted if wholesalers, retailers, or consumers choose competitors’ products over ours, or if we experience increased marketing costs, higher in-store placement costs or slotting fees. In addition, the continued growth of e-commerce may also create additional consumer price deflation by, among other things, facilitating comparison shopping and could potentially threaten the value of some of our legacy route to market strategies. If we are unable to compete effectively, our business and our financial results would be negatively affected.
We may not effectively respond to changing consumer preferences and shopping behavior, which could impact our financial results.
Consumers’ preferences continually evolve due to a variety of factors, including changes in demographics, social trends, consumer lifestyles and consumption patterns, and the use of weight loss drugs, concerns or perceptions regarding the health effects or environmental impact of our products or packaging, the pricing of our products, concerns regarding the location of origin or source of ingredients and products, changes in consumers’ spending habits, negative publicity, economic downturn, inflation or other factors. If we do not effectively anticipate and respond to changing trends and consumer preferences, including through innovation and renovation, our sales and growth could suffer.

Addressing changes in consumer preferences may require successful development, introduction, and marketing of new products and line extensions. There are also inherent risks associated with new product or packaging innovation, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. Successful innovation may depend on our ability to obtain, protect, and maintain necessary intellectual property rights and to avoid infringing upon the intellectual property rights of others. In addition, because our consumer base is geographically dispersed, we must offer an array of products that satisfy a broad spectrum of consumer preferences, and if we fail to maintain or expand our product offerings successfully to satisfy such a broad spectrum of preferences, demand for our products could decrease. Failure to innovate successfully could compromise our competitive position and impact our product sales, financial condition, and operating results.
The effectiveness of our marketing and advertising activities, on which we depend in part to drive awareness and sales, may not generate the consumer awareness or sales we anticipate, and we rely on a limited number of third-party providers to support these activities, some of which have longstanding relationships with us and historical knowledge of our business; any deterioration of these relationships could disrupt our marketing and advertising efforts.
Consumers are increasingly focused on sustainability, with particular attention to the recyclability or reuse of product packaging, reducing consumption of single-use plastics and non-recyclable materials, the environmental impact of manufacturing operations, and the ethical standards of product sourcing and production. If we do not meet consumer demands by continuing to provide sustainable packaging options and focusing on sustainability throughout our manufacturing operations, our sales could suffer.
Consumer shopping behavior is also rapidly evolving. Changes in mobility, travel, and leisure activity patterns, the acceleration of e-commerce, social media (including influencers), inflation and economic uncertainty, and pandemics, epidemics, or other disease outbreaks, among others, have impacted and could continue to impact consumer shopping behavior and demand for our products. If we are unable to meet consumers where and when they desire their products or if we are unable to respond effectively to changes in distribution channels, our financial results could be adversely impacted.
Concerns about the safety, quality, or health effects of our products could negatively affect our business.
The success of our business depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products, including coffee and tea, and beverage products, their ingredients, their packaging, and our coffee machines and brewers. Failures or perceived failures to meet our quality, health, or safety standards, (including product contamination or tampering, undeclared allergens, or allegations of mislabeling) have occurred in the past and may occur again, whether in our own operations or those of our manufacturers, distributors, or suppliers. This risk may grow as we expand our product offerings through innovation, partnerships, or acquisitions into new beverage categories, including product contamination or tampering, undeclared allergens, or allegations of mislabeling, whether actual or perceived, has occurred, and may in the future occur, in our operations or those of our bottlers, manufacturers, distributors, or suppliers. This could result in time-consuming and expensive production interruptions, recalls, market withdrawals, product liability claims, and negative publicity. It could also result in the destruction of product inventory, lost sales due to the unavailability of products for a period of time, fines from applicable regulatory agencies, and higher-than-anticipated rates of warranty returns and product returns. Moreover, negative publicity may result from false, unfounded, or nominal liability claims, or from limited recalls.
In addition, adverse public opinion, third-party studies, or other allegations, whether or not valid, regarding the perceived or potential negative health effects of processing or ingredients in some of our beverage products, such as concerns about the caloric intake associated with soft drinks, the caffeine content of certain of our beverages, or the use of synthetic colors, beverages sweetened with sugar or high-fructose corn syrup, nutritive and non-nutritive sweeteners or other additives in some of our products, or chemicals of concern or other substances in our ingredients or materials, may contribute to actual or threatened legal action, negative consumer perception of our products, new or increased taxes on our products, or additional government regulation, including new or increased restrictions on the inclusion of our products in benefit programs, such as the U.S. supplemental nutrition assistance program known as SNAP, any of which could result in decreased demand for our products or reformulations of existing products to remove such ingredients or substances, which may be costly and reduce their appeal. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing particular ingredients used in some of our products, or unintentional contaminants that may be present in the water supply.

Any or all of these events may lead to a loss of consumer confidence and trust, could damage the reputation of our brands, and may cause consumers to choose other products, which could negatively affect our business and financial performance.
Damage to our reputation or brand image can adversely affect our business.
Our ability to maintain our reputation and the brand image of our products is important to our success. Our corporate image and reputation have in the past been, and could in the future be, adversely impacted by a variety of factors, including: any failure by us or our business partners to achieve goals or maintain high standards relating to ethical and business practices, including with respect to human rights, child labor laws, workplace conditions, employee health and safety, the nutrition profile of our products, packaging, water use, and impact on the environment; any failure to address health or other concerns about our products, products we distribute, or particular ingredients in our products, including concerns regarding whether certain of our products contribute to obesity or an increase in public health costs; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; and consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs, use of social media, and our response to political and social issues or catastrophic events; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.
If we do not successfully manage our acquisitions of and investments in new businesses or brands, our operating results may be adversely affected.
From time to time, we acquire or invest in businesses or brands, form joint ventures and enter into licensing and distribution agreements. If we are unable to complete such transactions or successfully integrate and develop acquired businesses, we could fail to achieve the expected increases in revenues and operating results or the anticipated synergies and cost savings. Additional acquisition risks which could adversely affect our financial results include the diversion of management attention from our existing business, potential loss of key employees, suppliers, or customers from the acquired business, assumption of unforeseen risks and liabilities, and greater than anticipated operating costs of the acquired business, among others. Our quality management protocols, which are designed to ensure product quality and safety, may not be sufficiently robust to fully manage the expanded range of product offerings introduced through new investments or licensing or distribution agreements, which may increase our costs or subject us to negative publicity. In addition, we may also experience delays in extending our respective internal control over financial reporting to new acquisitions or investments, which may increase the risk of misstatements in our financial records and in our consolidated financial statements.
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
We pursue strategic initiatives that are transformative in nature and are expected to generate significant cost savings or productivity, over time. These strategic initiatives have included investments in new technologies and the optimization of certain processes and of our manufacturing footprint. Some of our productivity initiatives may result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, inability to obtain expected savings to reinvest into the business, an inability to attract or retain employees, negative publicity and disruption of the internal control structures of the affected business operations. If we are unable to successfully implement our productivity initiatives as planned or do not achieve expected savings as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in adverse effects on our financial performance.

Our facilities and operations may require substantial investment and upgrading, and such investments may not achieve the intended financial benefits.
We continue to incur significant costs to maintain or upgrade various technologies, facilities, and equipment or restructure our operations, including closing existing facilities or opening new ones. We invest in new and emerging technologies, including the use of automation, connected data, robotics, and artificial intelligence throughout our operations, including in our manufacturing and distribution facilities and our sales and marketing organization.
If the cost of our investments is higher than anticipated, the investments and upgrades are not sufficient to meet our near-term future business needs, our business does not develop as anticipated to appropriately utilize new or upgraded facilities, or third parties fail to complete the construction or renovation of facilities or production equipment in a timely manner or in accordance with our specifications, we may be delayed in realizing the intended benefits or our costs and financial performance could be negatively affected. In addition, certain of our joint venture arrangements may require us to bear additional costs or provide additional funding if expenses, including capital expenditures, exceed agreed budget thresholds, which could increase our cash requirements and adversely affect our financial performance.
We have ongoing programs to invest in and upgrade our manufacturing, distribution and other facilities. These investments require us to rely on third parties for the construction and renovation of our facilities and manufacturing of our production equipment. We have experienced delays related to the production equipment contained within our manufacturing facilities, including delays in receiving the equipment or in operating the equipment according to specifications outlined by the manufacturer, which have led to increased costs, and we may continue to experience such delays and cost increases.
We depend on key information systems, and our use of information technology exposes us to business disruptions that could adversely affect us.
Our information systems contain proprietary and other confidential information related to our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance. Our users’ data and customer information may be improperly accessed, used or disclosed if we fail to adopt or adhere to adequate information security practices or in the event of a breach of our networks, which could subject us to legal action, reputational harm, or otherwise negatively impact our business and financial performance.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes proprietary blending and roasting processes and recipes, ingredient formulas, trademarks, copyrights, patents, business processes, and other trade secrets. We cannot be certain that the legal steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. In addition, some of our production processes are not proprietary, and competitors may be able to duplicate them, which could harm our competitive position. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. We and third parties, including competitors, could come into conflict over intellectual property rights, resulting in disruptive and expensive litigation. If we are unable to protect our intellectual property rights, our brands, products, and business could be harmed.
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

Failure to attract, retain, develop and motivate a highly skilled and diverse workforce, or failure to effectively manage changes in our workforce could significantly impact our operations.
The labor market has experienced and may continue to experience labor shortages, inflation in labor costs and increased employee turnover, which has impacted and may continue to impact our ability to attract and retain a highly skilled and diverse workforce. Competition in the labor market for qualified employees has increased alongside current and prospective employees’ changing expectations for compensation, benefits, and flexible work models. Unplanned turnover or failure to develop and implement succession plans for senior management and other key personnel could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, retain, develop, and motivate a highly skilled and diverse workforce, including employees with specialized capabilities could impair our product quality, innovation, reputation and operations.
We may not be able to renew collective bargaining agreements on satisfactory terms, or we could experience union activity, including new unionization, labor disputes, or work stoppages.
Many of our employees that are involved in the manufacturing or distribution of our products are covered by collective bargaining agreements. Additional employees have sought and may continue to seek to be covered by collective bargaining agreements, which may be facilitated by changing labor laws and regulations. The terms and duration of these agreements vary by country and by the specific agreement. While some collective bargaining agreements may have terms of several years, others have shorter durations, and in certain jurisdictions, particular provisions may continue to apply even after expiration until a new agreement is reached. We may not be able to renew collective bargaining agreements on satisfactory terms or at all. This could result in labor disputes, strikes, or work stoppages, which could impair our ability to manufacture and distribute our products and result in a substantial loss of sales. The terms of new, existing, renewed, or expanded agreements could also significantly increase our costs or negatively affect our ability to increase operational efficiency.
In addition, we have works councils in place in certain jurisdictions, and certain employment-related decisions affecting all or certain groups of employees may be implemented only with the relevant works council’s consent or after consultation with it. If we fail to obtain such consent or complete required consultation, we may be unable to implement certain changes in a timely manner or at all, which could increase our costs or disrupt our operations.
Increases in our cost of employee benefits in the future could reduce our profitability.
Our profitability is substantially affected by costs for employee health care, pension and other retirement programs and other benefits. In recent years, these costs have increased significantly due to factors such as increases in health care costs and changes to labor and retirement regulations. We sponsor defined benefit person and other post-employment benefit plans in certain jurisdictions outside the United States. The funded status and cost of these plans are sensitive to changes in interest rates and to the market value of plan assets, which can cause our net periodic benefit costs and required cash contributions to fluctuate significantly from period to period. The amount and timing of these contributions are subject to minimum funding requirements that vary by jurisdiction and that, in certain cases, are determined by trustees or other bodies acting independently of us, and in certain jurisdictions we could remain responsible for funding any future plan deficits. These factors will continue to put pressure on our business and financial performance. There can be no assurance that we will succeed in limiting future cost increases and continued upward cost pressure could have a material adverse effect on our business and financial performance.
A significant interruption at one of our production facilities could disrupt our supply of the affected products.
We have consolidated production capacity for certain products into a limited number of sites, and in some cases, a single site. A significant interruption at any such facility could disrupt our ability to manufacture or distribute the affected products and, for products that are made or roasted to order or held in limited inventory, could affect our sales almost immediately. Certain of our facilities are also located in areas subject to earthquakes or other natural hazards, which could amplify the impact of any such interruption. Because of the specialization of our manufacturing facilities, resuming operations at, or reconstructing, an affected facility may take an extended period of time and require significant capital expenditures. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more than existing facilities, or may take a significant time to start production, each of which could negatively affect our business and financial performance.

Our efforts to secure an adequate supply of quality or sustainable coffee may be unsuccessful.
We are dependent on the availability of an adequate supply of green coffee, including Arabica and Robusta green coffee, at the required volumes and quality levels from our coffee suppliers, traders, exporters, cooperatives, and growers, as well as on the availability of an adequate supply of tea. We also seek to source green coffee and tea responsibly, relying both on third-party sustainability standards or certifications and on our own human rights and environmental due diligence processes across our supply chain. We may be unable to secure green coffee and tea of the quality, in the volumes, or with the sustainability certifications we require, and any failure to do so could disrupt our supply, increase our costs, or adversely affect our ability to meet customer demand.
Certain of our offerings are particularly dependent on a continued supply of premium Arabica green coffee, including single-origin coffees sourced principally from Central and South America, which cannot be readily substituted with green coffee from other origins. As a result, disruptions affecting these sourcing regions, or our inability to obtain coffee of comparable quality or origin, could disproportionately affect these offerings.
In addition, evolving sustainability-related regulations may affect our ability to source coffee and tea. For example, the EUDR, which is being phased in and remains subject to ongoing implementation developments and guidance, would restrict companies from placing products on, or exporting them from, the European Union unless they conduct extensive diligence on the value chain to ensure that the products do not result from recent deforestation, forest degradation or breaches of local laws, and they have a relevant due diligence statement confirming such compliance. The scope of products subject to the EUDR may also expand over time, including through implementing or delegated measures that bring additional coffee or other products within its scope. Compliance with the EUDR and similar regulations in other jurisdictions may increase our costs and administrative burden, require enhanced traceability and diligence across our supply chain and restrict the sources from which we can obtain coffee, and any failure to comply could result in penalties, loss of market access or reputational harm, any of which could have a material adverse effect on our business.
If we are unable to manage our inventory and forecasting systems effectively, our business, financial condition, or results of operations could be adversely affected.
We rely on our inventory management and forecasting systems to forecast demand, fulfill customer orders in a timely manner and operate our supply chain efficiently. Accurate demand forecasts are necessary to avoid losing sales of popular products and to avoid producing excess inventory that we are unable to sell without discounting. A failure to forecast demand accurately or to manage these systems effectively could impair our ability to fulfill customer orders efficiently and expose us to penalties, particularly in our consumer-packaged goods business, under certain of our customer arrangements for failing to meet specified delivery requirements, which could adversely affect our product sales and operating results.
RISKS RELATED TO OUR FINANCIAL PERFORMANCE
We negotiate with our suppliers to optimize our terms and conditions, including payment terms, and reductions in our payment terms with our suppliers could adversely affect our liquidity.
We negotiate with our suppliers to optimize our terms and conditions, which includes the consideration of payment terms. Excluding our suppliers who require cash at date of purchase or sale, our current payment terms with our suppliers generally range from 10 to 360 days. The length of our payment terms has been reduced in recent periods and may continue to be reduced, including as a result of regulatory developments to regulate payment terms, a supplier being replaced, renegotiation of a supplier's contract during the procurement process, through efforts to increase the overall pool of potential suppliers for selection, or in order to receive favorable pricing or other terms during commercial negotiations. Reductions in our payment terms have negatively affected, and could continue to negatively affect, our liquidity and our ability to maximize our working capital. Reduced payment terms have contributed to, and could continue to contribute to, our need to utilize various financing arrangements for short-term liquidity. We also rely on supply chain financing and similar arrangements with respect to certain of our payables. If these arrangements become unavailable or more costly, are scaled back, or are reclassified, or if related regulatory requirements change, our liquidity and working capital could be adversely affected.

An impairment of the value of our goodwill and other indefinite lived intangible assets could have a material adverse effect on our financial statements.
As of June 30, 2026, we had $88 billion of total assets, of which approximately $30 billion were goodwill and approximately $38 billion were intangible assets. Intangible assets include both definite and indefinite lived intangible assets in connection with brands, trade names, acquired technology, customer relationships, contractual arrangements, and distribution rights. We conduct impairment tests on goodwill and all indefinite lived intangible assets annually, as of October 1, or more frequently if circumstances indicate that all or a portion of the carrying amount of an asset may not be recoverable. A portion of our goodwill and intangible assets was recognized in connection with the Acquisition. If we do not realize the anticipated benefits or synergies of the Acquisition, or if the performance of the acquired businesses falls short of the expectations reflected in our forecasts, the recoverable amount of this goodwill could decline, increasing the risk of a material impairment charge. In addition, definite lived intangible assets, property, plant, and equipment, and equity method investments are evaluated for impairment or accelerated depreciation as circumstances indicate.
The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. We have in the past recorded impairments, including during the year ended December 31, 2025, and could do so again as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include changes in our financial and operating outlook and changes in our discount rates, which could change due to factors such as movement in risk-free interest rates, changes in general market interest rates and market beta volatility, and changes to management's view of forecasted risk, among others. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Statements of Income, which could adversely affect our results of operations and our effective tax rate.
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
The channels in which we sell our products, including retailers, grocery, mass merchandise, club, e-commerce, and other retail channels, are experiencing continued consolidation of ownership and purchasing power, resulting in large retailers or buying groups with increased purchasing power and leverage in negotiations, which impact our ability to compete. In particular, customer consolidation and the increasing prevalence of buying groups may heighten strategic pricing risk and make it more difficult for us to pass on cost increases to customers on a timely basis or in full. As customers increase their leverage through consolidation and the emergence of buying groups, there is greater downward pricing pressure on our products, and disagreements over pricing or trade terms with a major customer or buying group could lead it to reduce, suspend, or cease purchases of, or delist, our products, any of which may have a material adverse effect on our revenue and profitability. Retailers may seek lower prices from us, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect our profitability. In addition, our industry is being affected by rapid growth in discount retailers and in e-commerce retailers, including traditional retailers who are expanding their e-commerce capabilities, and our business will be adversely affected if we are unable to maintain and develop successful relationships with such retailers to secure appropriate shelf space or digital placement, execute promotional programs, or respond effectively to changes in customer requirements or consumer purchasing behavior. Changes in customer purchasing patterns, promotional activity, inventory levels, route-to-market arrangements or the timing of customer orders may cause our results to vary from period to period and may reduce the consistency of our operating results.
Further, we must maintain mutually beneficial relationships with our key customers to compete effectively. In certain markets, particularly outside North America and Western Europe, we rely on third-party distributors to sell and distribute our products. Because these distributors control access to certain markets, if we are unable to maintain good relationships and acceptable trade terms with them, our ability to distribute and sell our products in those markets could be impaired. Any inability to resolve a significant dispute with any of our key customers, a change in the business condition (financial or otherwise) of any of our key customers, even if unrelated to us, a significant reduction in sales to any key customer, or the loss of any of our key customers may adversely affect our business.
Failure to maintain strategic relationships with brand owners, operators and private label brands, including through licensing and distribution agreements, could adversely impact our future growth and business, potentially resulting in the termination of those agreements.
We regularly enter into strategic relationships for the manufacturing, licensing, distribution, and sale of our products, including our single serve coffee formats and ready-to-drink offerings, with partner customers and brand owners, as well as with retailers for their private label brands. We also rely on licensing, distribution, and other commercial arrangements with third parties to access certain brands, products, channels, customers, or geographic markets. As our strategic partners are independent companies, they make their own business decisions, which may not align with our interests. If we are unable to provide an appropriate mix of incentives to our strategic partners through a combination of premium performance and service, pricing, and marketing and advertising support, or if these strategic partners are not satisfied with our technological or other development efforts, they may take actions that adversely impact us, including entering into agreements with competing contract manufacturers or vertically integrating to manufacture their own Keurig-compatible pods or other system formats or other competing single serve coffee products. Increasing competition among compatible manufacturers and moving to vertical integration may result in price compression, which could have an adverse effect on our gross margins. The loss of strategic partners could also adversely impact our future profitability and growth, awareness of our brewers, coffee systems and other offerings, our ability to attract additional brands or private label parties to do business with us or our ability to attract new consumers to buy our coffee products, including brewers.
We also regularly enter into strategic relationships for the manufacturing and/or distribution of beverage products from partner brand owners, including in emerging or fast-growing segments in which we may not currently have a brand presence. If our partner brands terminate their agreements with us, it could negatively affect our revenues and results of operations.
We also rely on franchisees and other independent operators of coffee stores under certain of our brands. Because these operators are independent businesses, the quality and consistency of the products and service they deliver are subject to factors beyond our control, and any failure by them to maintain our standards could harm the reputation of the associated brands.

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

We rely on the performance of a limited number of suppliers, manufacturers and order fulfillment companies for our brewers and coffee machines, beverage concentrates, and syrups.
A small number of companies co-manufacture the vast majority of our brewers, and we rely on a limited number of third party manufacturers and appliance partners for certain of our coffee machines. Our manufacturers may not be able to scale or adapt their manufacturing operations to match increasing or changing consumer demand for our brewers and machines at competitive costs. If our manufacturers or appliance partners were to cease or interrupt production or otherwise fail to supply brewers or machines to us as agreed, we would be unable to obtain them for an indeterminate period of time, which could adversely affect our product sales and operating results. The majority of the distribution of our brewers, beverage concentrates, and syrups is handled by our appliance partners and third-party order fulfillment companies, as applicable. Our appliance partners, third-party manufacturers and order fulfillment companies are subject to disruption, including as a result of health epidemics, natural disasters, information technology failures, commercial or international trade disputes, governmental regulatory and enforcement actions, labor stoppages or strikes, financial issues, or otherwise. These issues could delay importation and increase the cost of products, delay the fulfillment of the brewers, beverage concentrates, and syrups to our customers or require us to locate alternative manufacturers or order fulfillment companies to avoid disruption, which could adversely affect our product sales and operating results.
GENERAL RISK FACTORS
Our financial results may be negatively impacted by unfavorable economic and geopolitical conditions.
Changes in economic and financial conditions in North America, the European Union, or other geographies where we do business may negatively impact consumer confidence and consumer spending, which could result in a reduction in our sales volume and/or switching to lower price offerings. Similarly, disruptions in financial and credit markets worldwide have impacted and may impact our ability to manage normal commercial relationships with customers, suppliers, and creditors. These disruptions could have a negative impact on the ability of our customers to pay their obligations on time, the ability of our vendors to supply materials in a timely manner, or the risk of counterparty default, each of which could reduce our cash flow.
We cannot predict how current or future economic conditions will affect our business partners, including financial institutions with whom we do business, and any negative impact on any of the foregoing may also have an adverse impact on our business. Increased volatility, further declines in the credit, equity, and foreign-currency markets of Europe, growing and emerging markets, and other markets where we operate, or geopolitical disruptions could cause delays in or cancellations of orders or have other negative impacts on our business operations. Disruptions in financial and credit markets could also have a negative effect on our ability to raise capital, including through the issuance of unsecured commercial paper or senior notes. In addition, declines in the securities and credit markets could affect our pension assets and obligations, which in turn could increase our funding requirements.
Certain of these countries, such as Brazil, are particularly significant to our coffee business, and Brazil is a key source of green coffee for us. Economies in such markets can be subject to rapid and significant changes and are vulnerable to internal and external shocks, including potential domestic political uncertainty and changing investor sentiment due to monetary policy changes in developed countries, among other factors. In recent years, many of these economies, including Brazil, have undergone significant economic transitions and their respective governments have pursued economic reforms. Operating in emerging markets exposes us to risks relating to corrupt business environments, crime, a lack of law enforcement, inadequate upkeep of public infrastructure, local labor conditions and regulations, and financial risks such as illiquidity, currency convertibility and country default. These various factors could have a material adverse effect on our business, financial condition, or results of operations.

Unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism, or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could also reduce demand for our products. Restrictions on business activities, including restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, and import authorization requirements, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries, such as changes in or terminations of existing trade agreements, or the imposition of tariffs (including current or future U.S. tariffs imposed on or threatened to be imposed on Canada, Mexico, the European Union, China, Brazil and other countries, and any retaliatory actions taken by such countries), or otherwise, have and could continue to impact our profitability or otherwise have an adverse effect on our business.
We have operations in Russia, Ukraine, and the Middle East, and due to the impact of the ongoing conflicts in those regions on the global economy, we have experienced and may continue to experience increased operational complexity; negative impacts on the value of our business; supply chain constraints; inflation in input costs, logistics, manufacturing, and labor costs; volatility in fuel and commodity prices; fluctuations in foreign exchange rates and interest rates; and increased risk of property damage, loss of inventory, business disruption, and expropriation, any of which could adversely impact our results of operations.
National and international laws and regulations could adversely affect our business.
We are subject to a variety of national, state, and local laws and regulations in the countries in which we conduct business. These laws and regulations apply to many aspects of our business, including the manufacture, safety, sourcing, packaging, labeling, storing, transportation, marketing, advertising, distribution, pricing, and sale of our products. Other laws and regulations that may impact our business relate to competition and antitrust, the environment, relations with distributors and retailers, employment, privacy, health, and trade practices (including product and marketing claims). Our international business will also expose us to economic factors, regulatory requirements, increasing competition, and other risks associated with doing business in foreign countries, including import or export restrictions and tariffs. Our international business is also subject to U.S. laws, regulations, and policies, including anti-corruption and export laws and regulations. These include anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial application, as well as U.S. economic sanctions, export control, anti-boycott, customs, import, and trade laws and regulations. Certain U.S. laws and enforcement authorities, including laws intended to prohibit improper payments or benefits to foreign government officials or to persons acting on behalf of foreign governments, may apply to conduct occurring outside the United States and to interactions with state-owned or state-controlled enterprises, public international organizations, political parties, candidates for political office, and other persons that may be treated as government officials under applicable law. Changes in these laws, or in the interpretation or enforcement of these laws, including the adoption or expansion of laws addressing foreign bribery, extortion, sanctions, forced labor, supply chain diligence, export controls, or national security, could increase our compliance costs and the risk of enforcement action.

Emerging laws and regulations governing the development and use of artificial intelligence, such as the European Union’s Artificial Intelligence Act, may impose new compliance, governance, and transparency obligations, restrict certain uses of these technologies, or increase our costs. We are also subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally, including in connection with proposed or implemented business combinations, acquisitions, investments, partnerships, commercial agreements and business practices. Any significant change in laws or regulations or their interpretation, in any of these jurisdictions, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures or significant challenges to our ability to continue to produce and sell products that generate a significant portion of our sales and profits. Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, new or increased taxes on the manufacture, distribution, advertising or sale of certain of our products, particularly our beverages, as a result of certain ingredients (including sweeteners or alcohol) or packaging and packaging materials, which could increase the cost of certain of our products, reduce overall consumption of our products or lead to negative publicity, resulting in an adverse effect on our business and financial performance. Increasing governmental and societal attention to environmental, social, and governance matters has resulted and could continue to result in new laws or regulatory requirements, including new or expanded disclosure requirements that are expected to continue to expand the nature, scope, and complexity of matters on which we are required to report. For example, in the European Union, the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive, which are being phased in and remain subject to ongoing legislative change, impose or would impose sustainability reporting, assurance, and value-chain environmental and human rights due diligence requirements on in-scope companies. In addition, the entry into new markets or categories has resulted in and could continue to result in our business being subject to additional regulations resulting in higher compliance costs. Violations of laws could damage our reputation and/or result in criminal, civil, or administrative actions with substantial financial penalties and operational limitations.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We have been, and in the future may be, a party to various litigation, claims, legal (including regulatory) proceedings, inquiries, and investigations that may include employment, tort, contract, real estate, antitrust, environmental, recycling/sustainability, intellectual property, commercial, securities, false advertising, packaging, product labeling, consumer protection, discriminatory pricing, privacy, tax, insurance, and other claims. We have been, and in the future may be, a defendant in class action litigation, including litigation regarding employment practices, product labeling, including under California’s "Proposition 65,” public statements and disclosures under securities laws, antitrust, advertising, consumer protection, and wage and hour laws. Plaintiffs in class action litigation may seek to recover amounts that are large and may be indeterminable for some period of time. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses, and we establish an accrual as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost and any required actions arising out of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We and our subsidiaries are named as defendants in certain litigations, the outcomes of which are inherently uncertain, and we cannot predict the timing, outcome or ultimate cost of any such matters. We intend to vigorously defend against these claims, but we cannot assure you that we will be successful or that additional similar claims will not arise in the future. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.
Increased concerns related to the use or disposal of plastics or other packaging materials can adversely affect our business and financial performance.
We rely on diverse packaging solutions to safely deliver products to our customers and consumers. Concern has grown with respect to the use and disposal of plastics and other packaging materials and their potential impact on health and the environment, which may contribute to actual or threatened legal action against us, negative consumer perception of our products, additional government regulation, fines, reputational harm or new or increased taxes on our products. In particular, single-serve coffee formats have attracted heightened regulatory and consumer scrutiny due to the availability of recycling facilities and the complexity of recycling for single serve packaging materials.

Various jurisdictions in which our products are sold have imposed or are considering imposing laws, regulations, or policies intended to encourage the use of sustainable packaging, promote circular economy principles, reduce waste, or increase recycling rates, or to restrict the sale of products with packaging that does not meet certain end-of-life criteria. These laws, regulations, and policies vary in form and scope between jurisdictions and include extended producer responsibility policies, plastic or packaging taxes, restrictions on certain products and materials, requirements for bottle caps to be tethered to bottles, restrictions or bans on the use of certain types of packaging, including single-use plastics and packaging containing PFAS, or other chemicals of concern, restrictions on labeling related to recyclability including harmonized EU-wide labeling requirements, requirements for minimum recycled content in plastic packaging, and requirements to charge deposit fees. For example, the PPWR establishes a harmonized EU-wide framework governing entire life cycle of packaging, from design and production to reuse, recycling, and waste management. The PPWR explicitly classifies coffee pods, discs, and capsules as packaging and introduces requirements that will directly affect single serve coffee formats, including mandatory compostability requirements for permeable single serve coffee formats by February 2028, requirements that all packaging be designed for material recycling by January 2030, minimum post-consumer recycled content targets for plastic packaging scaling from 2030 to 2040, and mandatory recyclability “at scale” by January 2035. In addition, individual EU Member States may impose additional requirements, including mandating that non-permeable coffee capsules composed of materials other than metal also be compostable.
Although our research and development teams are developing innovative solutions working with industry partners and waste management providers to develop recyclable and otherwise circular materials and reduce packaging, there can be no assurance that our efforts to transition the packaging of our products to comply with evolving regulatory requirements, including those under the PPWR, will be successful or achieved within the required timelines. Additionally, not all packaging is recovered or handled as designed, whether due to lack of infrastructure, improper disposal or otherwise, and certain of our packaging is not currently recyclable, compostable, biodegradable or reusable. Packaging waste not properly disposed of that displays one or more of our brands has in the past resulted in and could continue to result in negative publicity, litigation, government investigations or other action or reduced consumer demand for our products, adversely affecting our financial performance.
These laws and regulations have in the past and could continue to increase the cost of our products, impact demand for our products, result in negative publicity, and require us and our business partners to increase capital expenditures to comply, which can adversely affect our business and financial performance. Changes in legislation, including the PPWR and similar regulations in other jurisdictions, could restrict the sale of our products that do not meet applicable recyclability or compostability standards, which could reduce our sales and profits.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions have adopted and may seek to adopt bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. If we were required to add Proposition 65 warnings on the labels of one or more of our products produced for sale in California, the resulting consumer reaction to the warnings and potential adverse publicity could negatively affect our sales both in California and in other markets. Outside the United States, we are subject to a range of evolving labeling, warning, and marketing requirements, including front-of-pack nutritional labeling, ingredient and origin disclosure, and health-related warning or marketing restrictions, which differ across the jurisdictions in which we operate and may increase our costs, require packaging or formulation changes, or affect consumer perception of our products. Regulators have also expressed concerns about the processing and use of particular ingredients or additives in beverage products. The imposition or proposed imposition of bans or restrictions on the use of certain ingredients or substances in products, or of additional limitations on the marketing or sale of our products, has in the past and could continue to reduce overall consumption of our products, lead to negative publicity or leave consumers with the perception that our products do not meet their health and wellness needs, resulting in an adverse effect on our business and financial performance.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions that could adversely affect us.
We, and our third-party service providers, use information technology to support our global business processes and activities, including supporting critical business operations; communicating with our suppliers, customers, and employees; maintaining financial information and effective accounting processes and financial and disclosure controls; engaging in mergers and acquisitions and other corporate transactions; conducting research and development activities; meeting regulatory, legal, and tax requirements; and executing various digital marketing and consumer promotion activities. Global shared service centers managed by third parties provide an increasing amount of services to conduct our business, including a number of accounting, internal control, procurement, information technology, human resources, and computing functions. Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware. In addition, our continuity of business applications and operations has been, and may in the future be, disrupted by other issues, including cybersecurity attacks (which may include social engineering, business email compromise, cyber extortion, denial of service, attempts to exploit vulnerabilities, hacking, website defacement, theft of passwords and other credentials, or unauthorized use of computing resources for digital currency mining); issues with or errors in systems' maintenance or security; migration of applications to the cloud; power outages; hardware or software failures; telecommunication failures; natural disasters; terrorist attacks; unintentional or malicious actions of employees or contractors; and fires and other catastrophic occurrences and other cyber incidents.
Like most major corporations, we are regularly subject to cyberattacks and other cyber incidents, including the types of attacks and incidents described above. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to identify in a timely manner or appropriately respond to cyberattacks or other cyber incidents, including with respect to third-party service providers, our business has been and can continue to be adversely affected, which has resulted in and can continue to result in some or all of the following: business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data (including confidential information that we process and maintain about our employees or consumers through our e-commerce platform) through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or a negative impact on employee morale or the loss of current or potential customers, all of which can adversely affect our business. In addition, these risks also exist in acquired businesses, joint ventures, or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems. We also depend on a limited number of core enterprise systems, including enterprise resource planning platforms that support key business functions across much of our operations and are managed in significant part through third parties. Because of the integrated nature of these platforms, a significant disruption, outage, or failure could affect multiple business processes simultaneously and result in a broad interruption of our operations.
Similar risks exist with respect to our third-party service providers, including cloud data service and other information technology service providers, suppliers, distributors, contractors, and other business partners, that we rely upon for certain areas of our business, including payroll processing, supply chain, health and benefit plan administration, and certain finance and accounting functions. When risks such as these materialize, the need for us to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, and for third-party service providers to coordinate amongst themselves might make it more challenging to resolve the related issues. As a result, we are subject to the risk that the activities associated with our third-party service providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.
Although the cybersecurity incidents that we have experienced, as well as those reported to us by our third-party service providers, have not had a material effect on our business, financial condition, or results of operations, such incidents could have a material adverse effect on us in the future. Security measures, including network security, backup and disaster recovery, upgrading systems and networks, enhanced training, and other security measures to protect our systems and data, cannot guarantee that we will be successful in preventing or responding to all cyber incidents, systems disruptions, system compromises, or misuses of data. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining, and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses.

Failure to comply with personal data protection and privacy laws can adversely affect our business.
We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy, data protection, cybersecurity and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security and other processing of personal data. For example, the European Union has adopted the General Data Protection Regulation, which imposes requirements regarding the processing of personal data, including its use, protection, and transfer and the ability of individuals whose data is stored to correct or delete such data, and which confers a private right of action on certain individuals and associations. As a result of our operations in California, we are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Privacy and data protection laws may be interpreted and applied differently from one jurisdiction to another and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time. The increasing adoption of artificial intelligence technologies has led, and may continue to lead, regulators and data protection authorities to adopt new or evolving interpretations of privacy, data protection, cybersecurity and data security laws, including with respect to notices, consents, opt-outs, automated decision-making, profiling and other processing of personal data. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could experience substantial penalties, litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, and fines or penalties related to violation of existing or future data privacy laws and regulations.
Further, as a company that accepts debit and credit cards for payment in our retail and e-commerce operations, as well as other digital payment tools, we are subject to industry data protection standards and protocols such as the Payment Card Industry Data Security Standard. In certain circumstances, our contracts with payment card processors and payment card networks generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial.
Climate change or related legislation could adversely affect our business.
Climate change may increase the frequency or severity of natural disasters and other extreme weather conditions, which could pose physical risks to our facilities, impair our production capabilities, disrupt our supply chain, or impact demand for our products. Climate change is already affecting the agricultural sector, and disruptions to crop growing conditions are expected to increase with extreme weather events, increasing temperatures, and changing water availability. Disruptions to crop growing conditions can cause changes in geographical ranges of crops, as well as weeds, diseases, and pests that affect those crops. These impacts have in the past limited and may in the future limit availability or increase the price volatility of key agricultural commodities, such as coffee, corn, citrus, cocoa, and apples, which are important sources of ingredients for our products.
Concern over climate change, including global warming, has led to legislative and regulatory initiatives limiting greenhouse gas emissions and increasing disclosure obligations. Increased compliance costs due to legal or regulatory requirements, together with initiatives to meet our sustainability goals, may result in higher costs associated with, or cause disruptions in, the manufacture and distribution of our products. As a result, the effects of climate change and legal or regulatory initiatives to address climate change could have an adverse impact on our business and results of operations. In addition, any failure to achieve or properly report on our goals with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation or increase the risk of litigation. Any of the foregoing can adversely affect our business.

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
We are subject to income taxes and non-income-based taxes in many U.S. and foreign jurisdictions. Tax legislation may be enacted, domestically or abroad, that impacts our effective tax rate. Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and various foreign jurisdictions in which we operate may impact our effective tax rate and adversely affect our financial results. For example, the global minimum tax rules under the OECD/G20 Inclusive Framework, also referred to as Pillar Two, which establish a minimum effective tax rate of 15% for large multinational groups and have been adopted by the European Union and implemented by the Netherlands and other jurisdictions, may increase our tax burden and the complexity and cost of our tax compliance. In addition, our effective tax rate in any given period may be significantly impacted by changes in the mix and level of earnings or by changes to existing accounting rules, tax regulations, or interpretations of existing law. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates, including intercompany transfer pricing policies, are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates, and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.
Fluctuations in foreign currency exchange rates relative to the U.S. dollar could have a material adverse effect on our financial results.
Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States, where the functional currency is other than the U.S. dollar, are translated into U.S. dollars. A significant portion of our revenue and operations is denominated in euros and other non-U.S. currencies, and as a result our reported results are materially affected by fluctuations in the value of those currencies against the U.S. dollar. In addition, we purchase green coffee and certain other commodities primarily in U.S. dollars while generating a substantial portion of our revenue in other currencies, and this mismatch can adversely affect our costs and margins when the U.S. dollar strengthens against those currencies. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Although we use hedging arrangements to manage certain currency exposures, including exposures arising from commercial transactions, the purchase of commodities, recognized monetary assets and liabilities, debt instruments and net investments in foreign operations, these arrangements may not fully protect us against adverse currency movements. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions or geopolitical instability have had, and could continue to have, an adverse impact on our financial performance.
RISKS RELATED TO THE JDE PEET'S ACQUISITION
The market price of our common stock may decline if we do not achieve the expected benefits and synergies of the JDE Peet’s Acquisition.
The market price of our common stock may decline if we do not achieve the expected benefits and synergies of the JDE Peet's Acquisition as rapidly or to the extent anticipated by management or financial or industry analysts, or if the effect of the JDE Peet's Acquisition on our financial position, results of operations, or cash flows is not consistent with the expectations of management or financial or industry analysts.

Legal proceedings in connection with the JDE Peet's Acquisition could expose us to substantial costs.
Lawsuits may be brought against us, JDE Peet's, and/or the directors and officers of either company in connection with the JDE Peet’s Acquisition. Securities class action and derivative lawsuits are often brought against public companies that are party to such transactions. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs, and an adverse judgment could result in monetary damages. Both defense costs and any adverse judgment could have a negative impact on our liquidity, financial condition, and results of operations.
The JDE Peet's Acquisition may also be subject to investigations, enforcement actions, or other proceedings by governmental or regulatory authorities in the jurisdictions in which we and JDE Peet's operate. Although the JDE Peet's Acquisition has been completed, such authorities may continue to scrutinize the transaction or the conduct of the combined business, impose fines or penalties, or require other remedies, any of which could result in substantial costs or otherwise materially and adversely affect our business, financial condition, and results of operations.
If our due diligence investigation of JDE Peet's was inadequate, or if unexpected risks related to JDE Peet's and its business materialize, it could have a material adverse effect on our business.
We conducted a due diligence review of JDE Peet's in connection with the JDE Peet's Acquisition. However, we cannot be sure that our diligence identified all material issues that may have been present within JDE Peet's or its business, that it was possible to uncover all material issues through a customary amount of due diligence, or that factors outside of JDE Peet's and its business, and outside of its control, will not arise. Because we have completed the JDE Peet's Acquisition, any liabilities, deficiencies, or other issues that were not identified in our due diligence, or that arise following the closing, are now our responsibility and could require us to incur unanticipated costs or charges. If any such issues materialize, they could have a material adverse effect on our business, financial condition, and results of operations.
The JDE Peet's Acquisition exposes us to inherent risks in JDE Peet's business and those geographies where JDE Peet's currently operates, which could adversely affect our business.
The JDE Peet’s Acquisition represents a significant transformation of our coffee business and has expanded our operations to those geographies where JDE Peet’s operates, including Russia, which represented 6% of consolidated revenue in both 2025 and 2024 and 2% and 1% of total assets for JDE Peet’s in 2025 and 2024, respectively. As a result of the JDE Peet’s Acquisition, we are subject to a variety of risks associated with JDE Peet’s business, in addition to those we already face in our current business. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market place, additional legal and regulatory regimes, and other risks. In addition, we are exposed to risks inherent in operating in a significant number of geographies in which we have not operated or have been less present in the past, including countries that are experiencing significant unstable geopolitical conditions, such as Russia and Ukraine. These risks include, among others:
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
•the risk of seizure of our assets in certain countries;
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

Our acquisition of JDE Peet’s exposes us to significant geopolitical, regulatory, and operational risks in Russia, including the potential loss of those operations, that could adversely affect our business.
Following our acquisition of JDE Peet’s, we are exposed to substantial geopolitical, sanctions, legal, operational, financial and reputational risks relating to its manufacturing operations and assets in Russia. These risks could result in the loss of our investments in Russia, significant disruption to the acquired business operations in Russia and adverse effects on our business, results of operations and financial condition. JDE Peet’s Russian operations represented approximately 6% of JDE Peet’s consolidated revenue in both 2025 and 2024 and approximately 2% and 1% of JDE Peet’s total assets in 2025 and 2024, respectively. The ongoing conflict in Ukraine and related international responses, including sanctions, export controls, financial restrictions and other measures targeting Russia, Russian entities and certain sectors of the Russian economy, as well as countersanctions measures adopted by the Russian government, have created uncertainty for companies operating in Russia. These measures, and any future changes to them, could be imposed or expanded at any time and could affect our ability to source materials, obtain equipment or services, make or receive payments, engage with customers or suppliers, access financial institutions, or otherwise conduct business in Russia.
The legal and regulatory environment affecting foreign-owned businesses in Russia remains dynamic and unpredictable and may continue to change, potentially on short notice. New or expanded sanctions, export controls, Russian countermeasures or other restrictions could require us to modify, reduce, suspend or exit some or all of our Russian operations, potentially at substantial cost. In addition, the Russian government has adopted, and may continue to adopt, laws, regulations or administrative measures targeting foreign-owned businesses, including restrictions on transfers of funds, limitations on the payment of dividends, mandatory approvals for transactions involving foreign investors, the imposition of temporary external administration, and other measures that can in practice result in the seizure, nationalization or expropriation of assets. Any such measures could substantially impair, or result in the complete loss of, our control over and the value of the JDE Peet’s business in Russia. We may be unable to sell, transfer or otherwise exit our Russian operations on commercially reasonable terms, or at all, and any such disposition, or any seizure, nationalization or expropriation, could occur at a substantial discount to, or result in the complete write-off of, carrying value, resulting in significant losses, impairments, write-downs or restructuring charges. Compliance with these requirements may be complex, particularly as we integrate the acquired business into our compliance, governance and control frameworks. Any actual or alleged failure to comply with applicable sanctions, export controls, anti-corruption or other laws or regulations, as well as with any countersanctions measures adopted by the Russian government, could result in investigations, substantial civil or criminal penalties, business restrictions, litigation, reputational harm or other adverse consequences.
JDE Peet’s Russian operations may also be affected by supply-chain disruption, logistics constraints, currency volatility, inflation, reduced demand, limitations on access to technology, software, equipment or professional services, and other operating challenges. In addition, our continued ownership of operations in Russia may subject us to heightened scrutiny and criticism from investors, customers, employees, business partners, governments, non-governmental organizations and other stakeholders, who may regard any continued Russian operations as inconsistent with their expectations regardless of scope, resulting in reputational harm, loss of customers, reduced access to capital, or shareholder activism and litigation. Any of the foregoing risks, individually or in the aggregate, could result in a loss of assets, significant business disruption, reduced revenues, increased costs, substantial impairment charges, reduced liquidity and could have an adverse effect on our business, results of operations, cash flows and financial condition.
We may not successfully integrate JDE Peet's into our business, or such integration may be more difficult, time-consuming, or costly than expected, which could adversely affect our business.
The combination of two businesses is a complex, costly, and time-consuming process. As a result, we will be required to devote significant management attention and resources to combining JDE Peet's operations, processes, policies, and systems with our business. The failure to meet the challenges involved in combining the businesses and to realize the anticipated benefits of the JDE Peet's Acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect the results of our operations. The overall combination of JDE Peet's and our businesses may also result in material unanticipated expenses, liabilities, competitive responses, losses of customer and other business relationships, and other unexpected issues. The difficulties of combining the operations of the businesses include, among others:
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
Many of these factors may be outside of the control of KDP and JDE Peet's, and any one of them could result in increased costs, decreased expected revenues, and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. In addition, even if JDE Peet's business operations are successfully integrated with ours, the full benefits of the JDE Peet's Acquisition may not be realized, including expected cost synergies and sales or growth opportunities. Moreover, many of the integration expenses that we expect to incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve. As a result, it cannot be assured that the integration of JDE Peet's will result in the realization of the full anticipated benefits anticipated from the JDE Peet's Acquisition within the anticipated time frames, or at all.
Further, the success of the JDE Peet's Acquisition will depend in part on the retention of key employees. We may not be able to retain senior executives or key personnel. Furthermore, uncertainty about the effect of the JDE Peet's Acquisition on JDE Peet's employees may impair its ability to retain and motivate key personnel until and after the completion of the JDE Peet’s Acquisition. If such key employees are not retained, we may not realize the anticipated benefits of the JDE Peet’s Acquisition.
We are subject to business uncertainties related to the JDE Peet's Acquisition.
Uncertainty about the effects of the JDE Peet's Acquisition may have an adverse effect on us. These uncertainties could disrupt our business or the business of JDE Peet's, and cause our collective customers, suppliers, vendors, partners, among others, to defer entering into contracts with the two companies, seek to change or cancel existing business relationships, or make other decisions concerning us and JDE Peet's that may be unfavorable to us. These uncertainties about the various effects of the JDE Peet's Acquisition on our business have caused, and may continue to cause, declines and greater volatility in the price of our common stock. We cannot guarantee that our stock price will fully recover from any such declines.
We have incurred and assumed significant debt as a result of the JDE Peet's Acquisition, which could adversely affect our financial performance.
We currently maintain investment grade credit ratings with Moody's and S&P for both our long-term debt and commercial paper. However, we have taken on a significant amount of debt in order to complete the JDE Peet's Acquisition, as well as assumed the existing debt of JDE Peet's, which could impact our credit ratings. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered by Moody's and S&P. Increased indebtedness and any actual or anticipated downgrade of our credit ratings may have adverse effects on our borrowing costs, access to capital markets, liquidity, flexibility in responding to changing market conditions in the event of a general downturn in economic conditions or our business, and, as a result, our financial performance.

Additionally, the agreements that govern any debt incurred or assumed in connection with the JDE Peet's Acquisition contain various covenants that may, subject to certain significant exceptions, restrict our ability to, among other things, respond to market conditions, take advantage of business opportunities, incur debt, have liens on our property, and/or sell or convey certain of our assets. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, which may adversely impact our business.
In connection with the JDE Peet's Acquisition, we consummated the JV Investment, which could restrict our operational and corporate flexibility, impact our cash resources, and/or depress the market price of our common stock.
In connection with the JDE Peet’s Acquisition, we consummated the JV Investment, pursuant to which we contributed certain coffee-related assets to the Pod Manufacturing JV, and the Pod JV Investors contributed, through the Pod JV Investor Partner, $4 billion in cash in exchange for a 49% interest in the Pod Manufacturing JV, with the remaining 51% ownership interest held by KDP. Following the Separation, the 51% ownership interest in the Pod Manufacturing JV will be held by the separated global coffee business.
The Pod Manufacturing JV is governed by the A&R Limited Partnership Agreement, which sets forth each partner’s rights and responsibilities with respect to the Pod Manufacturing JV. A portion of all distributions by the Pod Manufacturing JV will be paid to the JV Investors, thereby reducing distributions to us. The JV Investor Partner also has certain governance and consent rights that restrict our operational and corporate flexibility with respect to the Pod Manufacturing JV. In addition, we may be required to contribute additional resources, including cash, to the Pod Manufacturing JV, which would reduce our cash available for other purposes. In the event of a change of control, the Pod Manufacturing JV would be required to redeem the interests of the JV Investors, which would reduce the cash available for distributions to us. Under certain circumstances, the interests of the JV Investors may be converted into shares of our common stock (or following the Separation, the common stock of the separated global coffee business), which could have a dilutive impact on holders of our existing common stock. Any sales of such common stock, or the perception that such shares may be sold, could depress the market price of our common stock. Furthermore, if we materially breach our obligations to the Pod Manufacturing JV, we may be required to pay monetary damages, or the JV Investors may be entitled to replace us as the operator of the Pod Manufacturing JV.
The issuance of Convertible Preferred Stock in connection with the JDE Peet's Acquisition may adversely affect the rights and market price of our common stock as well as our capital resources.
In connection with the JDE Peet’s Acquisition, we issued and sold shares of Convertible Preferred Stock to the Preferred Investors. The Convertible Preferred Stock ranks senior to our common stock, meaning that, in the event of our liquidation, dissolution, or winding up, holders of the Convertible Preferred Stock would be paid in full prior to any proceeds being paid to holders of our common stock.
Preferred Investors are entitled to dividends at a rate of 4.75% per annum, subject to increase in certain cases. They are also entitled to participate in dividends paid to holders of our common stock on an as-converted basis, provided that any such dividends received on an as-converted basis will reduce, on a dollar-for-dollar basis, the dividends holders are entitled to receive on the Convertible Preferred Stock. Such dividends will reduce our cash available for other purposes, including working capital, strategic activities, and returning cash to holders of our common stock.
Preferred Investors are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, effectively reducing the relative voting power of the holders of our common stock.

In addition, the conversion of the Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. We have granted certain Preferred Investors customary registration rights in respect of their Convertible Preferred Stock, and any shares of common stock issued upon conversion of the Convertible Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares available for public trading. Sales by the Preferred Investors of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
In the event of a fundamental change, as defined in the document governing the Convertible Preferred Stock, we will be required to offer to repurchase the Convertible Preferred Stock, which would reduce the amount of cash available to us for other purposes. Certain Preferred Investors also have certain preemptive rights, which may impact our ability to raise capital in the future. Our obligations to the Preferred Investors could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The rights of the Preferred Investors could also result in divergent interests between the Preferred Investors and holders of our common stock.
In addition, the Preferred Investment Agreement provides that, without the prior written consent of the KKR Investor or the Apollo Investor (so long as the KKR Investor or the Apollo Investor owns at least 50% of its initial Preferred Investment), we will not permit the Separation to be consummated if (A) our pro forma total net leverage, as defined in the Preferred Investment Agreement, immediately following the Separation is greater than 4.00 to 1.00, if a Qualified IPO shall have been consummated on or prior to the Separation, or 4.25 to 1.00, if a Qualified IPO shall not have been consummated on or prior to the Separation, or (B) the corporate rating of either of the separated businesses, on a pro forma basis at the time of the Separation, would be less than investment grade from either Moody's or S&P. For so long as the Convertible Preferred Stock is outstanding, in the event of a ratings downgrade by either Moody's or S&P, we will be subject to additional negative covenants that would restrict our operational flexibility.
RISKS RELATED TO THE SEPARATION
The Separation may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, expenses, and resources, which could adversely affect our business.
On August 25, 2025, we announced our intention to separate our beverage and coffee portfolios into two independent, publicly traded companies via a tax-free spin-off of our coffee business. The anticipated Separation is expected to occur in early 2027, subject to market and other conditions. We cannot assure that the Separation will be completed on the anticipated timeline, if at all, or that the terms of the Separation will not change. The transaction will follow the satisfaction of customary conditions, including reviews and final approval by our Board, relevant tax opinions with respect to the tax-free nature of the transaction, effectiveness of appropriate filings with the SEC, and acceptance of the spin-off company for listing by a national securities exchange approved by our Board, the completion of audited financials of the new independent company, among others. The failure to satisfy any of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
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
Upon completion of the Separation, the price of our common stock may decline compared to its level immediately prior to, as it will no longer include the value of the separated business. In addition, the price of our common stock may experience greater volatility until the market has fully analyzed our value without the separated business. We cannot guarantee that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the proposed Separation not occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Report on Form 8-K filed with the SEC on April 1, 2026.
Item 5. Other Information
During the second quarter of 2026, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
2.1	Merger Protocol, dated as of August 24, 2025, among Keurig Dr Pepper Inc. and JDE Peet's N.V.	8-K	8/25/2025	2.1	‡
2.2	Form of Irrevocable Undertaking, dated as of August 24, 2025	8-K	8/25/2025	2.2
3.1	Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc.	8-K	5/12/2008	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 17, 2012	10-Q	7/26/2012	3.2
3.3	Certificate of Second Amendment to Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of May 19, 2016	8-K	5/20/2016	3.1
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Dr Pepper Snapple Group, Inc. effective as of July 9, 2018	8-K	7/9/2018	3.1
3.5	Amended and Restated By-Laws of Keurig Dr Pepper Inc. effective as of February 20, 2025	10-K	2/25/2025	3.5
3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Keurig Dr Pepper Inc., effective as of March 30, 2026	8-K	4/1/2026	3.1
4.1	Fiscal and Paying Agency Agreement, between JDEP Coffee B.V. (formerly JDE Peet’s N.V.) and Deutsche Bank Trust Company Americas, as fiscal agent, paying agent, transfer agent and registrar, dated as of September 24, 2021	—	—	—	*
4.2	Amended and Restated Agency Agreement, among JDEP Coffee B.V. (formerly JDE Peet’s N.V.), Deutsche Bank AG, London Branch, as fiscal agent, paying agent, transfer agent and calculation agent, and Deutsche Bank Luxembourg S.A., as Luxembourg registrar, dated as of May 12, 2023	—	—	—	*
4.3	Amended and Restated Agency Agreement, among JDEP Coffee B.V. (formerly JDE Peet’s N.V.), Deutsche Bank AG, London Branch, as fiscal agent, paying agent, transfer agent and calculation agent, and Deutsche Bank Luxembourg S.A., as Luxembourg registrar, dated as of May 15, 2025	—	—	—	*
4.4	Supplemental Agency Agreement among JDEP Coffee B.V. (formerly JDE Peet’s N.V.), Deutsche Bank AG, London Branch, as fiscal agent, paying agent, transfer agent and calculation agent, and Deutsche Bank Luxembourg S.A., as registrar, dated as of May 21, 2026	—	—	—	*
4.5	Deed of Guarantee relating to the Euro Notes of JDEP Coffee B.V., between JDEP Coffee B.V. and the guarantors listed therein, dated as of May 21, 2026	—	—	—	*
4.6	Deed of Guarantee relating to the USD Notes of JDEP Coffee B.V., between JDEP Coffee B.V. and the guarantors listed therein, dated as of May 21, 2026	—	—	—	*
10.1	Keurig Dr Pepper Inc. Omnibus Stock Incentive Plan of 2026	S-8	6/25/2026	99.1	++
10.2	Second Amendment to Preferred Investment Agreement, dated as of July 14, 2026, by and among Keurig Dr Pepper Inc. and certain investors party thereto	—	—	—	*
22.1	List of Guarantor Subsidiaries	—	—	—	*
31.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act	—	—	—	*

Incorporated by Reference
No.	Exhibit Description	Form	Date of Filing	Exhibit Number	Footnote
31.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act	—	—	—	*
32.1	Certification of Chief Executive Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code	—	—	—	**
32.2	Certification of Chief Financial Officer of Keurig Dr Pepper Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code	—	—	—	**
101
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Date: August 10, 2026