Form 10-Q
period 2026-09-30
Keurig Dr Pepper Inc.
filed 2026-11-09
CIK 1418135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐   No    ☒
As of November 5, 2026, there were 1,360,948,350 shares of the registrant's common stock, par value $0.01 per share, outstanding.

KEURIG DR PEPPER INC.
FORM 10-Q

KEURIG DR PEPPER INC.
FORM 10-Q
MASTER GLOSSARY

Term	Definition
2025 Revolving Credit Agreement	KDP's revolving credit agreement, which was executed in March 2025 and amended in September 2025
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	Accumulated other comprehensive income or loss
Apollo Investor	AP Pour Holdings, L.P., together with its affiliates, who are party to the Preferred Investment Agreement
Athletic Brewing	Athletic Brewing Holding Company, LLC, an equity method investment of KDP
Board	The Board of Directors of KDP
bps	basis points
Bridge Credit Agreement	The bridge credit agreement entered into on August 24, 2025, amended on December 18, 2025 and terminated on March 30, 2026
CEO	Chief Executive Officer
Certificate of Designations	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock
Chobani	FHU US Holdings LLC, a former equity method investment of KDP
CODM	Chief Operating Decision Maker
Coffee Production Assets	Certain assets located in the United States that are used for the production, roasting, and grinding of single serve un-brewed beverage products (including K-Cup pods and K-Rounds)
Convertible Preferred Stock	KDP's Series A Convertible Perpetual Preferred Stock
Delayed Draw Term Loan	Borrowing under the Delayed Draw Term Loan Agreement
Delayed Draw Term Loan Agreement	The delayed draw term loan agreement entered into by KDP on December 18, 2025 and amended on March 6, 2026
DPS	Dr Pepper Snapple Group, Inc.
DPS Merger	The combination of the business operations of Keurig and DPS as of July 9, 2018
EPS	Earnings per share
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FX	Foreign exchange
GHOST	GHOST Lifestyle LLC
IEPS	Mexico’s Special Tax on Production and Services related to sugar-sweetened beverages and noncaloric sweetened drinks
JDE Peet's	JDE Peet's N.V., which became JDEP Coffee B.V. on May 1, 2026
JDE Peet's Acquisition	The acquisition of JDE Peet's on April 1, 2026
JDE Peet's Acquisition Agreement	The merger protocol between KDP and JDE Peet's, whereby KDP agreed to commence a tender offer to acquire all of the issued ordinary shares, excluding ordinary shares held in treasury, of JDE Peet's
JDE Peet's Notes	Collectively, the notes issued by JDE Peet's
JV Committee	The committee managing the business of the Pod Manufacturing JV
JV Investment	The minority investment made by the JV Investor Partner into the Pod Manufacturing JV
JV Investor Partner	The holding company through which the JV Investors contributed cash to the Pod Manufacturing JV
JV Investors	Certain funds or accounts managed, advised, or sub-advised by each of Apollo Capital Management, Inc., KKR & Co. Inc., and Goldman Sachs Asset Management L.P.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$7,344	$4,306	$18,629	$12,104
Cost of sales	3,819	1,966	9,940	5,524
Gross profit	3,525	2,340	8,689	6,580
Selling, general, and administrative expenses	2,137	1,344	5,876	3,892
Other operating expense (income), net	55	1	96	(6)
Income from operations	1,333	995	2,717	2,694
Interest expense, net	474	188	1,091	516
Gain on sale of equity method investment	(400)	—	(400)	—
Other expense (income), net	47	(45)	152	(52)
Income before provision for income taxes	1,212	852	1,874	2,230
Provision for income taxes	260	190	442	504
Net income	952	662	1,432	1,726
Less: Net income attributable to non-controlling interests	70	—	138	—
Net income attributable to KDP	$882	$662	$1,294	$1,726

Earnings per common share:
Basic	$0.60	$0.49	$0.85	$1.27
Diluted	0.59	0.49	0.85	1.27
Weighted average common shares outstanding:
Basic	1,360.8	1,358.5	1,360.2	1,358.0
Diluted	1,366.1	1,362.9	1,364.9	1,362.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter		First Nine Months
(in millions)	2026	2025	2026	2025
Net income	$952	$662	$1,432	$1,726
Other comprehensive (loss) income:
Foreign currency translation adjustments	(173)	(30)	(415)	302
Net change in pension and post-retirement liability, net of tax of $—, $—, $2 and $—, respectively	1	1	—	1
Net change in cash flow hedges, net of tax of $3, $(1), $(20), and $5, respectively	22	(5)	44	(51)
Total other comprehensive (loss) income	(150)	(34)	(371)	252
Comprehensive income	802	628	1,061	1,978
Less: Comprehensive income attributable to non-controlling interests	73	—	138	—
Comprehensive income attributable to KDP	$729	$628	$923	$1,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,290	$1,026
Restricted cash and restricted cash equivalents	16	18
Trade accounts receivable, net	2,523	1,671
Inventories	3,767	1,733
Prepaid expenses and other current assets	2,018	818
Total current assets	9,614	5,266
Property, plant, and equipment, net	6,094	3,230
Equity method investments	1,358	1,660
Goodwill	29,780	20,247
Intangible assets, net	37,888	23,725
Deferred tax assets	214	36
Other non-current assets	1,924	1,295
Total assets	$86,872	$55,459
Liabilities, convertible preferred stock, and equity
Current liabilities:
Accounts payable	$6,223	$2,996
Accrued expenses	2,636	1,379
Structured payables	982	25
Short-term borrowings and current portion of long-term obligations	7,270	3,105
Other current liabilities	1,440	785
Total current liabilities	18,551	8,290
Long-term obligations	21,595	13,036
Deferred tax liabilities	8,798	5,526
Other non-current liabilities	3,879	3,091
Total liabilities	52,823	29,943
Convertible preferred stock, $0.01 par value, 4,500,000 shares authorized, 4,500,000 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Liquidation preference of $4,500 million as of September 30, 2026	4,418	—
Stockholders' equity:
Preferred stock, $0.01 par value, 10,500,000 shares authorized, no shares issued as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,360,940,119 and 1,358,663,795 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	19,839	19,778
Retained earnings	5,842	5,622
Accumulated other comprehensive (loss) income	(269)	102
Total stockholders' equity	25,426	25,516
Non-controlling interests	4,205	—
Total equity	29,631	25,516
Total liabilities, convertible preferred stock, and equity	$86,872	$55,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Nine Months
(in millions)	2026	2025
Operating activities:
Net income	$1,432	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	527	336
Amortization of intangibles	286	101
Amortization of inventory step-up	361	15
Other amortization expense	125	117
Provision for sales returns	132	42
Deferred income taxes	(177)	(39)
Employee stock-based compensation expense	95	70
Amortization of deferred financing costs	115	15
Gain on sale of equity method investment	(400)	—
Loss (gain) on disposal of property, plant, and equipment	69	(3)
Unrealized (gain) loss on foreign currency	(9)	7
Unrealized gain on derivatives	(165)	(127)
Settlements of interest rate contracts	70	—
Earnings of equity method investments	(58)	(62)
Earned equity from distribution arrangements	(16)	(21)
Other, net	63	(12)
Changes in assets and liabilities, excluding the effects of business acquisitions:
Trade accounts receivable	(131)	(16)
Inventories	160	(533)
Income taxes receivable and payable, net	119	(27)
Other current and non-current assets	(138)	(183)
Accounts payable and accrued expenses	(41)	(140)
Other current and non-current liabilities	(199)	13
Net change in operating assets and liabilities	(230)	(886)
Net cash provided by operating activities	2,220	1,279
Investing activities:
Acquisitions of businesses, net of cash acquired	(16,633)	(114)
Proceeds from sale of equity method investment	400	—
Purchases of property, plant, and equipment	(457)	(338)
Proceeds from sales of property, plant, and equipment	145	14
Purchases of intangibles	(4)	(16)
Other, net	(2)	64
Net cash used in investing activities	$(16,551)	$(390)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, CONTINUED)

	First Nine Months
(in millions)	2026	2025
Financing activities:
Proceeds from issuance of Notes	$6,108	$2,000
Repayments of Notes	(400)	(529)
Net repayment of commercial paper	(968)	(225)
Proceeds from Delayed Draw Term Loan	3,626	—
Repayment of term loans	(405)	(990)
Net proceeds from issuance of convertible preferred stock	4,395	—
Net proceeds from sale of non-controlling interest	3,899	—
Proceeds from structured payables	650	23
Repayments of structured payables	(696)	(34)
Cash dividends paid to common shareholders	(938)	(937)
Cash dividends paid to Preferred Investors	(107)	—
Distributions paid to non-controlling interest holders	(64)	—
Repurchases of common stock, inclusive of excise tax obligation	—	(9)
Tax withholdings related to net share settlements	(34)	(29)
Payments on finance leases	(146)	(96)
Deferred financing charges paid	(44)	(103)
Other, net	(5)	(5)
Net cash provided by (used in) financing activities	14,871	(934)
Cash, cash equivalents, restricted cash, and restricted cash equivalents:
Net change from operating, investing, and financing activities	540	(45)
Effect of exchange rate changes	(278)	6
Beginning balance	1,044	608
Ending balance	$1,306	$569

Supplemental cash flow disclosures:
Accrued consideration to untendered shareholders in the JDE Peet's Acquisition	$399	$—
Issuance of note receivable for sale of equity method investment	400	—
Capital expenditures included in accounts payable and accrued expenses	194	151
Dividends to common shareholders declared but not yet paid	313	313
Dividends to Preferred Investors declared but not yet paid	28	—
Cash paid for interest	602	377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2025	1,358.7	$14	$19,778	$5,622	$102	$25,516	$—	$25,516
Net income	—	—	—	270	—	270	—	270
Other comprehensive loss	—	—	—	—	(218)	(218)	—	(218)
Dividends declared to common shareholders, $0.23 per share	—	—	—	(312)	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	1.7	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(25)	—	—	(25)	—	(25)
Stock-based compensation	—	—	30	—	—	30	—	30
Sale of non-controlling interest, net of transaction costs and tax effects	—	—	—	—	—	—	3,921	3,921
Balance as of March 31, 2026	1,360.4	$14	$19,783	$5,580	$(116)	$25,261	$3,921	$29,182
Net income	—	—	—	142	—	142	68	210
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Dividends declared to common shareholders, $0.23 per share	—	—	—	(314)	—	(314)	—	(314)
Dividends declared to Preferred Investors	—	—	—	(82)	—	(82)	—	(82)
Shares issued under employee stock-based compensation plans and other	0.4	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	—	31	—	—	31	—	31
Non-controlling interests acquired in business combination	—	—	—	—	—	—	210	210
Balance as of June 30, 2026	1,360.8	$14	$19,808	$5,326	$(116)	$25,032	$4,196	$29,228
Net income	—	—	—	882	—	882	70	952
Other comprehensive (loss) income	—	—	—	—	(153)	(153)	3	(150)
Dividends declared to common shareholders, $0.23 per share	—	—	—	(313)	—	(313)	—	(313)
Dividends declared to Preferred Investors	—	—	—	(53)	—	(53)	—	(53)
Distributions declared to non-controlling interest holders	—	—	—	—	—	—	(64)	(64)
Shares issued under employee stock-based compensation plans and other	0.1	—	—	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(3)	—	—	(3)	—	(3)
Stock-based compensation	—	—	34	—	—	34	—	34
Balance as of September 30, 2026	1,360.9	$14	$19,839	$5,842	$(269)	$25,426	$4,205	$29,631

KEURIG DR PEPPER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED, CONTINUED)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except per share data)	Shares	Amount
Balance as of December 31, 2024	1,356.7	$14	$19,712	$4,793	$(276)	$24,243
Net income	—	—	—	517	—	517
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	1.5	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(23)	—	—	(23)
Stock-based compensation	—	—	22	—	—	22
Balance as of March 31, 2025	1,358.2	$14	$19,711	$4,997	$(275)	$24,447
Net income	—	—	—	547	—	547
Other comprehensive income	—	—	—	—	285	285
Dividends declared, $0.23 per share	—	—	—	(312)	—	(312)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	23	—	—	23
Balance as of June 30, 2025	1,358.4	$14	$19,729	$5,232	$10	$24,985
Net income	—	—	—	662	—	662
Other comprehensive loss	—	—	—	—	(34)	(34)
Dividends declared, $0.23 per share	—	—	—	(313)	—	(313)
Shares issued under employee stock-based compensation plans and other	0.2	—	—	—	—	—
Tax withholdings related to net share settlements	—	—	(1)	—	—	(1)
Stock-based compensation and stock options exercised	—	—	25	—	—	25
Balance as of September 30, 2025	1,358.6	$14	$19,753	$5,581	$(24)	$25,324
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
References to the "third quarter" indicate the quarterly periods ended September 30, 2026 and 2025.
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
We intend to combine KDP's existing coffee business and the business of JDE Peet's and its subsidiaries to form one of the two independent, U.S.-listed publicly traded companies resulting from the Separation.
Under the acquisition method of accounting, total consideration as of September 30, 2026 was as follows:

(in millions)	Amount
Net cash consideration paid	$17,433
Liability to untendered shareholders(1)	399
Consideration related to stock-based compensation awards(2)	104
Settlement of preexisting relationships(3)	(6)
Total consideration	$17,930
(1)Represents the estimated deferred consideration we expect to pay to acquire the remaining outstanding ordinary shares of JDE Peet's not yet acquired as of September 30, 2026. The estimated deferred consideration has been recorded in Other current liabilities as the remaining shares are expected to be acquired through statutory buy-out proceedings, which grant us the legal right to compel the remaining shareholders to sell their existing shares. These buy-out proceedings have commenced and were completed in October 2026.
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
During the first nine months of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion. Refer to Note 3 for additional information.
•Maple Notes of approximately $6 billion. Refer to Note 3 for additional information.
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
The following is a summary of the preliminary allocation of consideration exchanged in the JDE Peet's Acquisition and measurement period adjustments related to conditions that existed as of the acquisition date recognized through September 30, 2026:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments	September 30, 2026
Cash, cash equivalents, restricted cash, and restricted cash equivalents	$913	$—	$913
Trade accounts receivable	885	1	886
Inventories(1)	2,574	—	2,574
Prepaid expenses and other current assets	593	—	593
Property, plant, and equipment(2)	3,122	(5)	3,117
Intangible assets(3)	14,760	—	14,760
Deferred tax assets	181	3	184
Other non-current assets	911	8	919
Accounts payable	(3,875)	—	(3,875)
Accrued expenses	(1,065)	(8)	(1,073)
Structured payables	(1,008)	—	(1,008)
Short-term borrowings and current portion of long-term obligations(4)	(732)	1	(731)
Other current liabilities	(435)	(9)	(444)
Long-term obligations, non-current portion(4)	(4,239)	(5)	(4,244)
Deferred tax liabilities(5)	(3,565)	(21)	(3,586)
Other non-current liabilities	(540)	(29)	(569)
Net assets acquired	8,480	(64)	8,416
Goodwill	9,660	64	9,724
Less: non-controlling interests(6)	(210)	—	(210)
Total consideration	$17,930	$—	$17,930
(1)We preliminarily valued work-in-process and finished goods inventory using a comparative sales method approach, resulting in a step-up of $361 million, all of which was recognized in cost of sales in the first nine months of 2026 as the related inventory was sold during the period. Raw materials were carried at net book value.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The JDE Peet's Acquisition preliminarily resulted in $9,724 million of goodwill. The preliminary goodwill recognized is attributable to expected synergies from combining our coffee operations with JDE Peet's' global coffee and tea platform, including revenue synergies driven by complementary brand portfolios having exposure to both in-home and away-from-home consumption channels, manufacturing and supply chain optimization, and operational and general and administrative cost synergies. The goodwill also reflects the value of JDE Peet's' assembled workforce, which does not qualify for separate recognition. Management is currently assessing the deductibility of the goodwill created in the JDE Peet's Acquisition for tax purposes.
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
TRANSACTION EXPENSES
In connection with the JDE Peet's Acquisition, we incurred acquisition-related costs of $126 million, consisting primarily of legal, advisory, financing, and other transaction costs. These costs were accounted for separately from the business combination and recognized as incurred, with $120 million recognized prior to the acquisition date and $6 million recognized subsequent to the acquisition date, within SG&A expenses.
PRO FORMA INFORMATION
Assuming JDE Peet's had been acquired as of December 31, 2024 and the results of JDE Peet's had been included in KDP’s results of operations beginning on January 1, 2025, the following table provides estimated unaudited pro forma results of operations for the third quarter and first nine months of 2026 and 2025 under U.S. GAAP:

	Third Quarter		First Nine Months
(unaudited, in millions)	2026	2025	2026	2025
Net sales	$7,344	$6,896	$21,473	$20,177
Net income	916	963	1,651	1,600
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3. Long-Term Obligations and Borrowing Arrangements
The following table summarizes our long-term obligations:

(in millions)	September 30, 2026	December 31, 2025
Notes	$24,435	$13,931
Less: current portion of long-term obligations	(2,840)	(895)
Long-term obligations	$21,595	$13,036
The following table summarizes our short-term borrowings and current portion of long-term obligations:

(in millions)	September 30, 2026	December 31, 2025
Commercial paper notes	$1,242	$2,210
Delayed Draw Term Loan	3,188	—
Current portion of long-term obligations:
Notes	2,840	895
Short-term borrowings and current portion of long-term obligations	$7,270	$3,105

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
SENIOR UNSECURED NOTES

(in millions, except %)	Maturity Date	Rate	September 30, 2026	December 31, 2025
USD Notes
2026 Notes	September 15, 2026	2.550%	$—	$400
2026-B Notes	November 15, 2026	Floating(1)	500	500
2027 JDE Peet's Notes(2)	January 15, 2027	1.375%	750	—
2027-B Notes	March 15, 2027	Floating(1)	350	350
2027-C Notes	March 15, 2027	5.100%	750	750
2027 Notes	June 15, 2027	3.430%	500	500
2028 Notes	May 15, 2028	4.350%	500	500
2028 DPS Merger Notes	May 25, 2028	4.597%	1,112	1,112
2029-B Notes	March 15, 2029	5.050%	750	750
2029 Maple Notes(3)	March 26, 2029	4.750%	550	—
2029 Notes	April 15, 2029	3.950%	1,000	1,000
2030 Notes	May 1, 2030	3.200%	750	750
2030-B Notes	May 15, 2030	4.600%	500	500
2031 Notes	March 15, 2031	2.250%	500	500
2031-B Notes	March 15, 2031	5.200%	500	500
2031 Maple Notes(3)	March 26, 2031	5.050%	600	—
2031 JDE Peet's Notes(2)	September 24, 2031	2.250%	500	—
2032 Notes	April 15, 2032	4.050%	850	850
2034 Notes	March 15, 2034	5.300%	650	650
2035 Notes	May 15, 2035	5.150%	500	500
2036 Maple Notes(3)	March 26, 2036	5.700%	700	—
2038 DPS Merger Notes	May 25, 2038	4.985%	211	211
2045 Notes	November 15, 2045	4.500%	550	550
2046 Notes	December 15, 2046	4.420%	400	400
2048 DPS Merger Notes	May 25, 2048	5.085%	391	391
2050 Notes	May 1, 2050	3.800%	750	750
2051 Notes	March 15, 2051	3.350%	500	500
2052 Notes	April 15, 2052	4.500%	1,150	1,150
2056 Maple Notes(3)	March 26, 2056	6.625%	700	—

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions, except %)	Maturity Date	Rate	September 30, 2026	December 31, 2025
EUR Notes
2027 Euro JDE Peet's Notes (€600 million)(2)	December 11, 2027	Floating(1)	$682	$—
2028 Euro JDE Peet's Notes (€600 million)(2)	February 9, 2028	0.625%	682	—
2028 Euro Maple Notes (€600 million)(3)	March 26, 2028	3.495%	684	—
2029 Euro JDE Peet's Notes (€750 million)(2)	January 16, 2029	0.500%	853	—
2030 Euro JDE Peet's Notes (€500 million)(2)	January 23, 2030	4.125%	569	—
2030 Euro Maple Notes (€800 million)(3)	March 26, 2030	3.881%	911	—
2032 Euro Maple Notes (€800 million)(3)	March 26, 2032	4.224%	911	—
2033 Euro JDE Peet's Notes (€500 million)(2)	June 16, 2033	1.125%	569	—
2034 Euro JDE Peet's Notes (€500 million)(2)	January 23, 2034	4.500%	569	—
2035 Euro Maple Notes (€800 million)(3)	March 26, 2035	4.728%	911	—

Total
Principal amount			24,805	14,064
Adjustment from principal amount to carrying amount(4)			(370)	(133)
Carrying amount			$24,435	$13,931
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
The 2026 Notes were repaid at maturity using proceeds from commercial paper.

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
During the first nine months of 2026, the Delayed Draw Term Loan Agreement facility was reduced in accordance with contractual mandatory and voluntary commitment reductions. On March 30, 2026, we borrowed €3.15 billion under the facility. During the second quarter of 2026, we repaid €349 million of the Delayed Draw Term Loan. As of September 30, 2026, we had €2.8 billion outstanding under the facility, and €621 million remained available and undrawn. The weighted average interest rates on these borrowings were 3.581% and 3.486% for the third quarter and first nine months of 2026, respectively.
As of September 30, 2026, we were in compliance with all covenants with respect to the Delayed Draw Term Loan Agreement.
Bridge Credit Agreement
The Bridge Credit Agreement provided for a 364-day senior unsecured bridge loan facility in an aggregate amount not to exceed €5.85 billion. On March 30, 2026, we terminated the Bridge Credit Agreement. We had no outstanding loan balances as of the termination date.
Revolving Credit Agreement
The following table summarizes information about the 2025 Revolving Credit Agreement:

			Amounts Outstanding
(in millions)	Maturity Date	Capacity	September 30, 2026	December 31, 2025
2025 Revolving Credit Agreement(1)	March 31, 2030	$4,300	$—	$—
(1)The 2025 Revolving Credit Agreement has a $200 million letter of credit limit, with none utilized as of September 30, 2026.
As of September 30, 2026, we were in compliance with all covenants with respect to the 2025 Revolving Credit Agreement.
Commercial Paper Program

	Third Quarter		First Nine Months
(in millions, except %)	2026	2025	2026	2025
Weighted average commercial paper borrowings	$2,162	$1,898	$2,379	$2,296
Weighted average borrowing rates	4.39%	4.57%	4.26%	4.63%

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Other Facilities
In addition to the portion of the 2025 Revolving Credit Agreement reserved for issuance of letters of credit, we have an incremental uncommitted letter of credit facility. As of September 30, 2026, $150 million was available for the issuance of letters of credit under this facility, $69 million of which was utilized. We also have a variety of other uncommitted liquidity facilities available to us as of September 30, 2026.
FAIR VALUE DISCLOSURES
The fair values of our commercial paper and Delayed Draw Term Loan approximate the carrying values and are considered Level 2 within the fair value hierarchy.
The fair values of our Notes are based on current market rates available to us and are considered Level 2 within the fair value hierarchy. The difference between the fair value and the carrying value represents the theoretical net premium or discount that would be paid or received to retire all of the Notes and related unamortized costs to be incurred at such date. The fair value of our Notes was $22,782 million and $13,196 million as of September 30, 2026 and December 31, 2025, respectively.
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
DISTRIBUTIONS
The JV LP Agreement also sets forth distribution mechanics pursuant to which the Pod Manufacturing JV will make quarterly distributions of available cash to its partners subject to certain limitations, including for operating costs and reserves. KDP has full and sole discretion to declare distributions. Distributions to the JV Investor Partner are in proportion to its ownership interest; however, during the first five years following the closing, the distributions to the JV Investor Partner will be targeted so that the JV Investor Partner receives an internal rate of return of 6.375% on its invested capital, with any remaining available cash distributed to the other partners or all partners, at the discretion of the JV Committee. The first distribution was declared and paid during the third quarter of 2026, $64 million of which was paid to the JV Investor Partner.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The Pod Manufacturing JV is a VIE which we are required to consolidate as we are the primary beneficiary. Net earnings attributable to the JV Investors were $64 million and $128 million for the third quarter and first nine months of 2026, respectively, and are included in Net income attributable to non-controlling interests in the unaudited Condensed Consolidated Statements of Income.
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
We declared and paid preferred dividends of $25 million and $79 million during the third quarter and first nine months of 2026, respectively. We also declared $28 million and $56 million of common dividends to the Preferred Investors during the third quarter and first nine months of 2026, respectively, $28 million of which were accrued but not yet paid as of September 30, 2026 and will be used to reduce the preferred dividend in the next quarter. Refer to Note 6 for the impacts of the Convertible Preferred Stock on EPS.
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
REDEMPTION
We will have the right, but not the obligation, to redeem the Convertible Preferred Stock anytime on or after March 30, 2033, in cash, at the optional redemption price as defined in the Certificate of Designations. The Convertible Preferred Stock is classified as mezzanine equity in our Condensed Consolidated Balance Sheets as the Convertible Preferred Stock may be redeemable at the option of the shareholders in the event of certain fundamental changes which are not solely within our control. We are not required to adjust the carrying value of the Convertible Preferred Stock to the current redemption value, as such fundamental changes were not probable as of September 30, 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
6. Earnings Per Share
We compute net income per common share using a two-class method when shares are issued that meet the definition of participating securities. We began using the two-class method in the second quarter of 2026 due to the issuance of our Convertible Preferred Stock. The Preferred Investors are entitled to participate in dividends declared on the common shares on an as-converted basis, and the Preferred Investors do not participate in losses.
Basic EPS reflects net income attributable to common shareholders after consideration of participating securities. Diluted EPS reflects net income attributable to common shareholders divided by the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method (for stock-based awards) or the “if-converted” method (for participating securities). The weighted average number of common shares is computed independently for each quarter-to-date and year-to-date period.
The following table presents our basic and diluted EPS and shares outstanding per common share:

	Third Quarter		First Nine Months
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to KDP	$882	$662	$1,294	$1,726
Less: Net income allocated to Preferred Investors(1)	72	—	135	—
Net income attributable to common shareholders	$810	$662	$1,159	$1,726

Weighted average common shares outstanding	1,360.8	1,358.5	1,360.2	1,358.0
Dilutive effect of stock-based awards	5.3	4.4	4.7	4.7
Weighted average common shares outstanding and common stock equivalents	1,366.1	1,362.9	1,364.9	1,362.7

Basic EPS	$0.60	$0.49	$0.85	$1.27
Diluted EPS	0.59	0.49	0.85	1.27

Anti-dilutive shares excluded from the diluted weighted average shares outstanding calculation	0.4	1.3	1.6	0.4
(1)The net income allocated to Preferred Investors in a given period, computed independently for each quarter-to-date and year-to-date period, is the greater of i) dividends declared to the Preferred Investors, or ii) the net income attributable to the Preferred Investors as a participating security. For the third quarter of 2026, the allocation of net income to the Preferred Investors as a participating security were greater. For the first nine months of 2026, dividends declared to the Preferred Investors were greater.
7. Goodwill and Intangible Assets
GOODWILL
Changes in the carrying amount of goodwill by reportable segment are as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's	Total
Balance as of December 31, 2025	$8,870	$8,622	$2,755	$—	$20,247
Acquisition(1)	—	—	—	9,724	9,724
Foreign currency translation	—	—	(78)	(113)	(191)
Balance as of September 30, 2026	$8,870	$8,622	$2,677	$9,611	$29,780
(1)Amount represents the preliminary goodwill recorded as a result of the JDE Peet's Acquisition. Refer to Note 2 for additional information.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
INTANGIBLE ASSETS OTHER THAN GOODWILL
The net carrying amounts of intangible assets other than goodwill are as follows:

	September 30, 2026			December 31, 2025
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets with definite lives:
Brands(1)	$3,081	$(149)	$2,932	$76	$(40)	$36
Customer relationships(1)	2,173	(371)	1,802	683	(301)	382
Acquired technology(1)	1,539	(772)	767	1,146	(694)	452
Distribution rights	162	(52)	110	162	(35)	127
Contractual arrangements	146	(37)	109	146	(30)	116
Trade names	126	(126)	—	126	(126)	—
Other	25	(3)	22	25	(3)	22
Total intangible assets with definite lives	$7,252	$(1,510)	$5,742	$2,364	$(1,229)	$1,135
Intangible assets with indefinite lives:
Brands(1)			$29,547			$19,993
Trade names			2,478			2,478
Distribution rights			121			119
Total intangible assets with indefinite lives			32,146			22,590
Total intangible assets, net			$37,888			$23,725
(1)We recorded additional preliminary intangible assets other than goodwill as a result of the JDE Peet's Acquisition. Refer to Note 2 for additional information on the amounts recorded by asset class.
Amortization expense for intangible assets with definite lives was as follows:

	Third Quarter		First Nine Months
(in millions)	2026	2025	2026	2025
Amortization expense	$124	$33	$286	$101
8. Risk Management and Financial Instruments
We are exposed to market risks arising from adverse changes in interest rates, FX rates, and commodity prices. We manage these risks through a variety of strategies, including the use of interest rate contracts, cross-currency contracts, FX forward contracts, commodity forward, future, swap, and option contracts, supplier pricing agreements, and other non-derivative financial instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
We also formally designate certain of our foreign-denominated debt instruments that meet the established accounting criteria under U.S. GAAP as net investment hedges. For such designated instruments, the effective portion of the FX translation gains or losses on the designated hedging instruments is recorded in foreign currency translation adjustments in AOCI, and will remain in AOCI until the net investment in the foreign operation is sold or otherwise disposed of. Any ineffective portion of the hedge is recognized in earnings in the period in which it arises. We use the spot method to assess the effectiveness of our net investment hedges.
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
For derivatives that are not designated or for which the designated hedging relationship is discontinued, the gain or loss on the instrument is recognized in earnings in the period of change. Cash flows, and their related gains and losses, for non-designated derivatives are classified as operating activities in the unaudited Condensed Consolidated Statements of Cash Flows.
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
INTEREST RATE RISK
Economic Hedges
We are exposed to interest rate risk related to our borrowing arrangements and obligations. We enter into interest rate contracts to provide predictability in our overall cost structure and to manage the balance of fixed-rate and variable-rate debt. We primarily enter into receive-fixed, pay-variable and receive-variable, pay-fixed swaps, and swaption contracts. A natural hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are generally reported in Interest expense, net in the unaudited Condensed Consolidated Statements of Income. As of September 30, 2026, economic interest rate derivative instruments have maturities ranging from September 2031 to November 2046.
Cash Flow Hedges
From time to time, we designate certain interest rate contracts as cash flow hedges in order to manage the exposures resulting from changes in interest rates as described above. In the fourth quarter of 2025 and the first quarter of 2026, we entered into forward starting swaps with an aggregate notional of approximately $3.5 billion and designated them as cash flow hedges. In March 2026, we terminated these contracts and issued the related Maple Notes, as described in Note 3. Upon termination, we received approximately $70 million to settle the contracts with the counterparties, which was recorded to AOCI and will be amortized to interest expense over the respective terms of the Maple Notes. We had no designated interest rate contracts outstanding as of September 30, 2026.
FOREIGN EXCHANGE RISK
We are exposed to FX risk in our foreign subsidiaries and with certain counterparties in foreign jurisdictions, which may transact in currencies that are different from the functional currencies of our legal entities. Additionally, the balance sheets of these subsidiaries are subject to exposure from movements in exchange rates.
Economic Hedges
We hold FX forward contracts and cross-currency contracts to economically manage the balance sheet exposures resulting from changes in the FX rates described above. The intent of these contracts is to minimize the impact of FX risk associated with balance sheet positions not in local currency. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in Other expense (income) in the unaudited Condensed Consolidated Statements of Income as the associated risk. As of September 30, 2026, these contracts have maturities ranging from October 2026 to September 2035.
Additionally, in order to complete the JDE Peet's Acquisition on April 1, 2026, we had significant Euro-denominated cash outflows, as described in Note 2. We entered into FX forward contracts in 2025 and 2026 to reduce our exposure to exchange rate fluctuations associated with the acquisition consideration and related financing. As of September 30, 2026, all of these contracts were settled.
Cash Flow Hedges
We designate certain FX forward contracts as cash flow hedges in order to manage the exposures resulting from changes in the FX rates described above. These designated FX forward contracts relate to forecasted inventory purchases in U.S. dollars of our foreign subsidiaries. The intent of these FX contracts is to provide predictability in our overall cost structure. As of September 30, 2026, these FX contracts have maturities ranging from October 2026 to January 2028.
Net Investment Hedges
We designate certain of our Euro-denominated debt instruments as net investment hedges in order to manage the exposure of our investments in certain of our subsidiaries resulting from changes in the FX rates described above. The intent of these hedges is to offset the impact of changes in the FX rate on our consolidated financial statements. During the second quarter of 2026, we designated certain of our Euro-denominated Maple Notes, which have maturities from 2028 to 2035, as well as borrowings under our Delayed Draw Term Loan Agreement, as net investment hedges of our investment in a Euro functional currency subsidiary.
As of September 30, 2026, the notional amount of our Euro-denominated debt designated as net investment hedges was $6,605 million. We recognized $4 million and $65 million of gains in other comprehensive income related to our net investment hedges during the third quarter and first nine months of 2026, respectively. We did not reclassify any gains or losses related to net investment hedges from AOCI into the unaudited Condensed Consolidated Statements of Income or record any ineffectiveness during the periods presented.
COMMODITY PRICE RISK
Economic Hedges
We centrally manage the exposure to volatility in the prices of certain commodities used in our production process and transportation through various derivative contracts. We generally hold some combination of future, swap, and option contracts that economically hedge certain risks. In these cases, a hedging relationship exists in which changes in the fair value of the instruments act as an economic offset to changes in the fair value of the underlying items or as an offset to certain costs of production. Changes in the fair value of these instruments are recorded in earnings throughout the term of the derivative instrument and are reported in the same line item of the unaudited Condensed Consolidated Statements of Income as the hedged transaction. Unrealized gains and losses are recognized as a component of unallocated corporate costs until our reportable segments are affected by the completion of the underlying transaction, at which time the gain or loss is reflected as a component of the respective segment's income from operations. As of September 30, 2026, these commodity contracts have maturities ranging from October 2026 to July 2028.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS
The following table presents the notional amounts of our outstanding derivative instruments by type:

(in millions)	September 30, 2026	December 31, 2025
Interest rate contracts
Pay-variable interest rate swaps, not designated as hedging instruments	$2,014	$—
Forward starting swaps, not designated as hedging instruments	—	2,300
Forward starting swaps, designated as cash flow hedges	—	1,500
FX contracts
Forward contracts, not designated as hedging instruments	4,766	12,436
Forward contracts, designated as cash flow hedges	1,294	597
Cross-currency contracts, not designated as hedging instruments	978	—
Commodity contracts, not designated as hedging instruments(1)	884	595
(1)Notional value for commodity contracts is calculated as the expected volume times strike price per unit on a gross basis.
FAIR VALUE OF DERIVATIVE INSTRUMENTS
The fair values of interest rate contracts, FX forward contracts, cross-currency contracts, and commodity contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The fair values of commodity contracts are valued using the market approach based on observable market transactions, primarily underlying commodities futures or physical index prices, at the reporting date. Interest rate contracts are valued using models based primarily on readily observable market parameters, such as SOFR and EURIBOR forward rates, for all substantial terms of our contracts and credit risk of the counterparties. FX forward contracts are valued using quoted FX forward rates at the reporting date. Therefore, we have categorized these contracts as Level 2.
Not Designated as Hedging Instruments
The following table summarizes the location of the fair value of our derivative instruments which are not designated as hedging instruments within the unaudited Condensed Consolidated Balance Sheets. All such instruments are considered Level 2 within the fair value hierarchy.

(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$18	$5
Cross-currency contracts	Prepaid expenses and other current assets	11	—
Commodity contracts	Prepaid expenses and other current assets	141	47
Commodity contracts	Other non-current assets	20	3

Liabilities:
Interest rate contracts	Other current liabilities	37	16
FX contracts	Other current liabilities	8	38
Commodity contracts	Other current liabilities	35	9
Interest rate contracts	Other non-current liabilities	503	381
Cross-currency contracts	Other non-current liabilities	66	—
Commodity contracts	Other non-current liabilities	1	23

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

(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets:
FX contracts	Prepaid expenses and other current assets	$101	$2
FX contracts	Other non-current assets	5	1
Interest rate contracts	Other non-current assets	—	37

Liabilities:
FX contracts	Other current liabilities	27	16
Interest rate contracts	Other current liabilities	—	2
IMPACT OF DERIVATIVE INSTRUMENTS NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the amount of losses (gains), net, recognized in the unaudited Condensed Consolidated Statements of Income related to derivative instruments not designated as hedging instruments under U.S. GAAP during the periods presented. Amounts include both realized and unrealized gains and losses.

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2026	2025	2026	2025
Interest rate contracts	Interest expense, net	$147	$(1)	$143	$(35)
FX contracts	Cost of sales	—	(3)	—	(6)
FX contracts	Other expense (income), net	(45)	(35)	41	(21)
Cross-currency contracts	Other expense (income), net	35	—	26	—
Commodity contracts	Cost of sales	(60)	(50)	(133)	(77)
Commodity contracts	SG&A expenses	(77)	(11)	(135)	(11)
IMPACT OF CASH FLOW HEDGES
The following table presents the amount of net (gains) losses reclassified from AOCI into the unaudited Condensed Consolidated Statements of Income related to derivative instruments designated as cash flow hedging instruments:

	Income Statement Location	Third Quarter		First Nine Months
(in millions)		2026	2025	2026	2025
Interest rate contracts	Interest expense, net	$(5)	$(3)	$(14)	$(10)
FX contracts	Cost of sales	(12)	(4)	(3)	(17)
We expect to reclassify approximately $22 million and $36 million of pre-tax net gains from AOCI into net income during the next twelve months related to interest rate contracts and FX contracts, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9. Leases
LESSEE
The following table presents the components of lease cost:

	Third Quarter		First Nine Months
(in millions)	2026	2025	2026	2025
Operating lease cost	$65	$46	$182	$136
Finance lease cost
Amortization of right-of-use assets	33	28	96	84
Interest on lease liabilities	14	10	38	28
Variable lease cost(1)	18	9	40	27
Short-term lease cost	4	—	8	—
Total lease cost	$134	$93	$364	$275
(1)Variable lease cost primarily consists of common area maintenance costs, property taxes, and adjustments for inflation.
The following tables present supplemental information about our leases:

(in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Other non-current assets	$988	$845
Finance lease right-of-use assets(1)	Property, plant, and equipment, net	963	919

Liabilities:
Operating lease liability	Other current liabilities	203	127
Finance lease liability	Other current liabilities	151	179
Operating lease liability	Other non-current liabilities	828	764
Finance lease liability	Other non-current liabilities	837	745
(1)Amounts are presented net of accumulated amortization of $481 million and $426 million as of September 30, 2026 and December 31, 2025, respectively.

	First Nine Months
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$180	$130
Operating cash flows from finance leases	38	27
Financing cash flows from finance leases	146	96
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	136	52
Finance leases	172	157
(1)     Includes impacts from operating lease modifications of $26 million through the first nine months of 2026.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents information about our weighted average discount rate and remaining lease term:

	September 30, 2026	December 31, 2025
Weighted average discount rate
Operating leases	5.9%	5.3%
Finance leases	5.1%	4.8%
Weighted average remaining lease term
Operating leases	7 years	8 years
Finance leases	9 years	9 years
Schedule of Future Minimum Lease Payments
Future minimum lease payments for non-cancelable leases that have commenced and are reflected in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2026	$52	$63
2027	242	174
2028	192	163
2029	164	154
2030	142	141
2031	117	106
Thereafter	355	409
Total future minimum lease payments	1,264	1,210
Less: imputed interest	(233)	(222)
Present value of minimum lease payments	$1,031	$988
Significant Leases that Have Not Yet Commenced
As of September 30, 2026, we have entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $187 million. These leases will commence through 2027, with initial lease terms ranging from 1 year to 15 years.
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

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Information about our operations and significant expenses by reportable segment is as follows:

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
Third Quarter of 2026
Net sales	$3,033	$1,018	$644	$2,649	$7,344
Cost of sales	1,272	531	322	1,694
SG&A expenses	890	159	164	671
Other segment expense (income)	51	9	—	(5)
Income from operations - reportable segments	$820	$319	$158	$289	$1,586
Unallocated corporate costs					(253)
Income from operations					1,333
Interest expense, net					474
Gain on sale of equity method investment					(400)
Other expense, net					47
Income before provision for income taxes					$1,212

Third Quarter of 2025
Net sales	$2,735	$991	$580	$—	$4,306
Cost of sales	1,120	586	287	—
SG&A expenses	813	166	140	—
Other segment expense	—	2	—	—
Income from operations - reportable segments	$802	$237	$153	$—	$1,192
Unallocated corporate costs					(197)
Income from operations					995
Interest expense, net					188
Other income, net					(45)
Income before provision for income taxes					$852
(1)The JDE Peet's segment was acquired on April 1, 2026. As such, amounts presented above only include activity subsequent to the date of acquisition. For selected pro forma information, refer to Note 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
First Nine Months of 2026
Net sales	$8,557	$2,793	$1,828	$5,451	$18,629
Cost of sales	3,563	1,634	954	3,778
SG&A expenses	2,545	476	479	1,456
Other segment expense (income)	51	55	—	(10)
Income from operations - reportable segments	$2,398	$628	$395	$227	$3,648
Unallocated corporate costs					(931)
Income from operations					2,717
Interest expense, net					1,091
Gain on sale of equity method investment					(400)
Other expense, net					152
Income before provision for income taxes					$1,874

First Nine Months of 2025
Net sales	$7,718	$2,816	$1,570	$—	$12,104
Cost of sales	3,156	1,660	775	—
SG&A expenses	2,361	480	411	—
Other segment (income) expense	(1)	4	(2)	—
Income from operations - reportable segments	$2,202	$672	$386	$—	$3,260
Unallocated corporate costs					(566)
Income from operations					2,694
Interest expense, net					516
Other income, net					(52)
Income before provision for income taxes					$2,230
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

(in millions)	U.S. Refreshment Beverages	U.S. Coffee	KDP International	JDE Peet's(1)	Total
Third Quarter of 2026
LRB	$2,975	$28	$454	$—	$3,457
Coffee and related products	—	820	165	2,423	3,408
Appliances	—	170	15	4	189
Other	58	—	10	222	290
Net sales	$3,033	$1,018	$644	$2,649	$7,344

Third Quarter of 2025
LRB	$2,652	$21	$371	$—	$3,044
Coffee and related products	—	802	184	—	986
Appliances	—	167	16	—	183
Other	83	1	9	—	93
Net sales	$2,735	$991	$580	$—	$4,306

First Nine Months of 2026
LRB	$8,357	$70	$1,258	$—	$9,685
Coffee and related products	—	2,317	501	5,011	7,829
Appliances	—	406	39	8	453
Other	200	—	30	432	662
Net sales	$8,557	$2,793	$1,828	$5,451	$18,629

First Nine Months of 2025
LRB	$7,504	$49	$1,022	$—	$8,575
Coffee and related products	—	2,349	481	—	2,830
Appliances	—	405	36	—	441
Other	214	13	31	—	258
Net sales	$7,718	$2,816	$1,570	$—	$12,104
(1)The JDE Peet's segment was acquired on April 1, 2026. As such, amounts presented above only include activity subsequent to the date of acquisition. For selected pro forma information, refer to Note 2.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
12. Stock-Based Compensation
The components of stock-based compensation expense are presented below:

	Third Quarter		First Nine Months
(in millions)	2026	2025	2026	2025
Total stock-based compensation expense(1)	$33	$25	$240	$70
Income tax benefit	(7)	(5)	(18)	(13)
Stock-based compensation expense, net of tax	$26	$20	$222	$57
(1)For the first nine months of 2026, stock-based compensation expense includes $134 million related to the portion of the fair value of JDE Peet's stock-based compensation awards which were accelerated and which does not relate to pre-combination service.
RESTRICTED SHARE UNITS
The table below summarizes RSU activity:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	13,120,837	$29.62	1.8	$368
Granted(1)	6,480,088	27.81
Vested and released	(3,404,940)	30.98		100
Forfeited	(1,711,028)	28.79
Outstanding as of September 30, 2026	14,484,957	$28.59	1.7	$439
(1)Includes certain legacy stock-based awards of JDE Peet’s which were converted into KDP awards as a result of the JDE Peet’s Acquisition. Refer to Note 2 for additional information.
As of September 30, 2026, there was $227 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted average period of 2.6 years.
PERFORMANCE SHARE UNITS
The table below summarizes PSU activity:

	PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2025	446,818	$30.60	2.2	$13
Granted	539,219	28.42
Vested and released	(2,154)	30.27		—
Forfeited or expired	(130,536)	29.64
Balance as of September 30, 2026	853,347	$29.37	2.0	$26
As of September 30, 2026, there was $16 million of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a weighted average period of 2.1 years.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
13. Chobani Transactions
During the third quarter of 2026, we completed a series of transactions with Chobani, including the sale of our equity interests in Chobani, as well as the sale of certain facilities, including our leasehold interests, to Chobani. The pre-tax impacts of these transactions on the unaudited Condensed Consolidated Statements of Income during the third quarter of 2026 were as follows:

(in millions)	Income Statement Location	Total
Sale of equity interests
Gain on sale of equity interests	Gain on sale of equity method investment	$(400)
Sale of Allentown facilities
Loss on sale of owned assets	Other operating expense (income), net	65
Gain on termination of leases upon assignment	Other operating expense (income), net	(14)
Lease guarantees
Impact of guarantee of assigned leases	Other expense (income), net	9
Impact of expected credit loss liability	Other expense (income), net	10
Total		$(330)
SALE OF EQUITY INTERESTS
During the third quarter of 2026, we sold our equity interests in Chobani for aggregate consideration of $800 million, consisting of $400 million in cash received during the third quarter of 2026 and a $400 million promissory note, which matures on December 26, 2026. This sale resulted in a gain of $400 million during the period.
SALE OF ALLENTOWN FACILITIES
During the third quarter of 2026, we also sold our manufacturing facility and warehouse in Allentown, Pennsylvania, including the leasehold interests and equipment, to Chobani for proceeds of $125 million. We recognized a loss of $65 million on the sale of owned assets and a gain of $14 million on the termination of leases upon their assignment to Chobani.
LEASE GUARANTEES
In connection with the assignment of our manufacturing facility and warehouse leases to Chobani as discussed above, we remain a guarantor of certain lease obligations under the assigned lease agreements. The leases have varying terms through 2040, with renewal options through 2060. We would be required to make payments under the guarantees only in the event of nonpayment or nonperformance by Chobani. As part of the Allentown asset purchase agreement, Chobani is required to indemnify and hold us harmless from losses, liabilities, claims, demands for payment, fees, and expenses incurred in connection with the lease guarantee or Chobani's failure to perform its obligations under the lease.
As of September 30, 2026, the maximum potential future undiscounted payments we could be required to make under these guarantees was approximately $213 million.
We monitor the payment and performance risk associated with these guarantees through periodic evaluation of Chobani's financial condition and other relevant indicators. Based on the information available as of September 30, 2026, we believe the likelihood of having to make payments under the guarantees is remote. The liabilities recorded for these lease guarantees as of September 30, 2026 and the corresponding impact on the unaudited Condensed Consolidated Statements of Income during the third quarter of 2026 were insignificant. Refer to the table above for further details.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
14. Equity Method Investments
The following table summarizes our equity method investments:

(in millions)	September 30, 2026	December 31, 2025
Nutrabolt	$1,211	$1,168
Tractor	58	52
Athletic Brewing	53	53
Other	36	28
Chobani(1)	—	359
Total equity method investments	$1,358	$1,660
(1)During the third quarter of 2026, we sold our equity interests in Chobani. Refer to Note 13 for additional information.
15. Income Taxes
Our effective tax rates were as follows:

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Effective tax rate	21.5%	22.3%	23.6%	22.6%
For the third quarter of 2026, the change in our effective tax rate was driven by a favorable shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions, partially offset by an unfavorable comparison to the impact of non-recurring purchased tax credits in the third quarter of 2025.
For the first nine months of 2026, the change in our effective tax rate was driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition and an unfavorable comparison to the impact of non-recurring purchased tax credits in the first nine months of 2025, partially offset by discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV.
CASH PAID FOR INCOME TAXES
We paid $518 million and $322 million in cash for income taxes, net of refunds received, during the first nine months of 2026 and 2025, respectively.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
16. Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of changes in AOCI attributable to KDP, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefit Liabilities	Cash Flow Hedges	Total
Third Quarter of 2026
Beginning balance	$(248)	$(17)	$149	$(116)
Other comprehensive (loss) income	(176)	—	40	(136)
Amounts reclassified from AOCI	—	1	(18)	(17)
Total other comprehensive (loss) income	(176)	1	22	(153)
Balance as of September 30, 2026	$(424)	$(16)	$171	$(269)

Third Quarter of 2025
Beginning balance	$(78)	$(14)	$102	$10
Other comprehensive (loss) income	(30)	—	1	(29)
Amounts reclassified from AOCI	—	1	(6)	(5)
Total other comprehensive (loss) income	(30)	1	(5)	(34)
Balance as of September 30, 2025	$(108)	$(13)	$97	$(24)

First Nine Months of 2026
Beginning balance	$(9)	$(16)	$127	$102
Other comprehensive (loss) income	(415)	(1)	62	(354)
Amounts reclassified from AOCI	—	1	(18)	(17)
Total other comprehensive (loss) income	(415)	—	44	(371)
Balance as of September 30, 2026	$(424)	$(16)	$171	$(269)

First Nine Months of 2025
Beginning balance	$(410)	$(14)	$148	$(276)
Other comprehensive income (loss)	302	—	(31)	271
Amounts reclassified from AOCI	—	1	(20)	(19)
Total other comprehensive income (loss)	302	1	(51)	252
Balance as of September 30, 2025	$(108)	$(13)	$97	$(24)

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table presents the amount of losses (gains) reclassified from AOCI attributable to KDP into the unaudited Condensed Consolidated Statements of Income:

	Income Statement Caption	Third Quarter		First Nine Months
(in millions)		2026	2025	2026	2025
Pension and PRMB liabilities	SG&A expenses	$1	$1	$1	$1
Income tax benefit		—	—	—	—
Total, net of tax		$1	$1	$1	$1

Cash Flow Hedges
Interest rate contracts	Interest expense, net	$(5)	$(3)	$(14)	$(10)
FX contracts	Cost of sales	(12)	(4)	(3)	(17)
Total		(17)	(7)	(17)	(27)
Income tax expense		(1)	1	(1)	7
Total, net of tax		$(18)	$(6)	$(18)	$(20)
17. Other Financial Information
SELECTED BALANCE SHEET INFORMATION

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$1,450	$706
Work-in-process	226	8
Finished goods	2,091	1,019
Total inventories	$3,767	$1,733

Prepaid expenses	$681	$334
Note receivable from Chobani(1)	400	—
Other current assets	937	484
Total prepaid expenses and other current assets	$2,018	$818
(1)Refer to Note 13 for additional information regarding the note receivable due from Chobani.
Supplier Financing Arrangements
The following table summarizes the location of our outstanding obligations under supplier financing arrangements, which are confirmed as valid, within the unaudited Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2026	December 31, 2025
Accounts payable	$1,767	$1,378
Structured payables(1)	275	—
Total outstanding obligations under supplier financing arrangements	$2,042	$1,378
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
Mandatory Redemption Liability
The fair value of our mandatory redemption liability associated with GHOST was $912 million and $880 million as of September 30, 2026 and December 31, 2025, respectively, and is included within Other non-current liabilities within the unaudited Condensed Consolidated Balance Sheets.

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
Antitrust Litigation
In February 2014, TreeHouse Foods, Inc. and certain affiliated entities filed suit against our wholly-owned subsidiary, Keurig (formerly known as Green Mountain Coffee Roasters, Inc.), in the U.S. District Court for the Southern District of New York ("SDNY") (TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al.). The TreeHouse complaint asserted claims under the federal antitrust laws and various state laws, contending that Keurig had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The TreeHouse complaint sought treble monetary damages, declaratory relief, injunctive relief and attorneys' fees. In the months that followed, a number of additional actions, including claims from another coffee manufacturer (JBR, Inc.), as well as putative class actions on behalf of direct and indirect purchasers of Keurig's products, were filed in various federal district courts, asserting claims and seeking relief substantially similar to the claims asserted and relief sought in the TreeHouse complaint. Additional similar actions were filed by individual direct purchasers (including McLane Company, Inc., BJ's Wholesale Club, Inc., Winn-Dixie Stores Inc., and Bi-Lo Holding LLC) in 2019 and in 2021. Following the court’s denial of class certification in 2025 for the direct purchaser class described below, similar actions were filed in 2026 by additional individual direct purchasers (including Target Corp., Performance Food Group, Inc. and certain of its affiliates, The Golub Corporation, Fareway Stores, Inc., Marc Glassman, Inc., Brookshire Grocery Company, Alex Lee, Inc., and entities owning the claims of former retailers Great Atlantic & Pacific Tea Company, Shopko, The Bon-Ton Stores, Sears, Kmart, and Bed Bath & Beyond, Inc.). All of these actions were transferred to the SDNY for coordinated pre-trial proceedings (In re: Keurig Green Mountain Single-Serve Coffee Antitrust Litigation) (the "Multidistrict Antitrust Litigation").
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
In October 2025, the SDNY court denied the direct purchasers plaintiffs' motion for class certification. While the court’s order does not preclude individual purchasers from pursuing their own direct claims, the court found that the plaintiffs did not meet the federal requirements to pursue their case on a classwide basis. The direct purchaser plaintiffs filed a petition with the United States Court of Appeals for the Second Circuit, seeking to appeal the SDNY court’s decision; their petition was subsequently denied. The direct purchaser plaintiffs have also requested an opportunity from the SDNY court to seek certification of a narrower class. We cannot predict when the SDNY court will rule on that motion.
In September and October 2026, the SDNY court issued rulings on various summary judgment motions, including Keurig’s motions as to the TreeHouse, JBR, McLane, BJ’s and Winn-Dixie plaintiffs. The court granted, in part, and denied, in part, Keurig’s motions. The court denied in all material respects these plaintiffs’ motions for summary judgment. As a result, the SDNY court dismissed certain material aspects of these plaintiffs’ antitrust and false advertising claims. Prior to the summary judgment rulings, these plaintiffs (which no longer include the purported direct purchaser class) collectively claimed more than $1.5 billion of monetary damages. Keurig filed a motion in October 2026 challenging these damages calculations in light of the court’s summary judgment rulings. We cannot predict when the SDNY court will rule on that motion, or when these plaintiffs’ remaining claims will be set for trial. The individual direct purchaser actions filed in 2026 will proceed on a separate procedural timeline.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
TARIFFS
In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act. We have identified potential eligible refunds for tariffs paid in prior periods. We have begun to file claims with U.S. Customs and Border Protection for the recovery of tariffs previously paid, plus applicable interest. We account for these potential recoveries through the gain contingencies model, under which a gain is not recognized until it is realized or realizable. Because the administrative process for review, validation, and disbursement by the Department of Treasury involves inherent uncertainty regarding the final approved amount and timing, we have not recorded receivables for claims which were pending as of September 30, 2026. For the quarter ended September 30, 2026, we recorded approximately $99 million of tariff refunds received as a benefit to gross profit.
19. Restructuring
RESTRUCTURING PROGRAMS
Integration of JDE Peet's
As part of the JDE Peet's Acquisition, we developed a program to integrate JDE Peet’s and to facilitate the planned separation of our coffee portfolio into an independent, U.S.-listed publicly traded company. This program includes one-time, non-recurring expenses such as system integration, severance, retention, professional services, and other matters. This restructuring program is expected to incur cumulative pre-tax restructuring charges in a range of approximately $325 million to $400 million through the first quarter of 2029.
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
RESTRUCTURING CHARGES
Restructuring and integration expenses for the defined programs were as follows:

	Third Quarter		First Nine Months
(in millions)	2026	2025	2026	2025
Integration of JDE Peet's(1)	$117	$—	$257	$—
Legacy JDE Peet's Transformation Activities and Corporate Actions(1)	19	—	38	—
Network Optimization	2	26	32	38
(1)Amounts represent expenses incurred subsequent to the JDE Peet's Acquisition.

KEURIG DR PEPPER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
RESTRUCTURING LIABILITIES
Restructuring liabilities that qualify as exit and disposal costs under U.S. GAAP are included in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements. Restructuring liabilities, primarily consisting of workforce reduction costs, were as follows:

(in millions)	Restructuring Liabilities
Balance as of December 31, 2025	$8
Charges to expense and other adjustments	31
Restructuring liabilities assumed in the JDE Peet's Acquisition	74
Cash payments	(52)
Balance as of September 30, 2026	$61
20. Transactions with Variable Interest Entities
TRANSACTIONS WITH VIES
We have a number of leasing arrangements and one licensing arrangement with special purpose entities for which we are not the primary beneficiary, as we have limited power based on the contractual agreements to direct the activities that most significantly impact the VIEs' performance.
Leasing Arrangements
As of September 30, 2026, we have entered into seventeen lease transactions with VIEs. Each lease has an RVG based on a percentage of VIEs' purchase price; however, we concluded it was not probable that we will owe an amount at the end of each individual lease term, as the fair values of the properties are not expected to fall below the RVGs at the end of each individual lease term. As such, we recorded each lease obligation excluding the associated RVG. The aggregate maximum undiscounted RVG associated with the leasing arrangements was $733 million and $653 million as of September 30, 2026 and December 31, 2025, respectively. This aggregate maximum value assumes that the fair value of each property at the end of either the original lease term or renewal term is equal to zero, which we have concluded is not probable.
The following table provides the carrying amounts of the right-of-use assets and lease obligations recorded in the unaudited Condensed Consolidated Balance Sheets associated with these leasing arrangements related to the VIEs:

(in millions)	September 30, 2026	December 31, 2025
Non-current assets	$386	$361
Current liabilities	30	26
Non-current liabilities	376	351
The leasing agreements included as of December 31, 2025 include nine manufacturing sites, five warehouse and distribution centers, one multipurpose property, and our Frisco, Texas headquarters. The leasing agreements included as of September 30, 2026 also included one additional warehouse and distribution center.

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
Our actual financial performance could differ materially from those projected in the forward-looking statements due to a variety of factors, including the inherent uncertainty of estimates, forecasts, and projections; global economic uncertainty or economic downturns; tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions, sanctions, geopolitical disturbances and conflicts, or threats of such actions and related uncertainty; the risk that our financial performance may be better or worse than anticipated; risks related to the completion of the Separation in the anticipated timeframe, or at all; our incurrence of significant debt or our entry into other funding alternatives, in each case, in connection with the JDE Peet's Acquisition, which may result in dilution to our stockholders or introduce complexity to our capital structure; additional risks associated with the JDE Peet's Acquisition and those geographies, countries, and associated governments where JDE Peet's currently operates; our ability to successfully integrate JDE Peet's into our business, or that such integration may be more difficult, time-consuming, or costly than expected; constraints on management's attention to operating and growing our business during the execution of the integration of JDE Peet's and the Separation; the potential downgrade of our credit ratings as a result of debt incurred and/or assumed in connection with the JDE Peet's Acquisition; the possibility of negative impacts on business relationships in connection with the JDE Peet's Acquisition and the Separation; the risk that the Separation incurs significant additional costs; the risk of potential litigation and regulatory actions; negative effects of the JDE Peet's Acquisition and pendency of the Separation on our share price; and the ability to achieve the anticipated strategic and financial benefits from the Separation. Given these uncertainties, you should not put undue reliance on any forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as well as our subsequent filings with the SEC. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We do not undertake any duty to update the forward-looking statements, and the estimates and assumptions associated with them, after the date of this Quarterly Report on Form 10-Q, except to the extent required by applicable securities laws.
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

EXECUTIVE SUMMARY
Results of Operations

Third Quarter of 2026 as compared to Third Quarter of 2025
(in millions, except Diluted EPS)

JDE PEET'S ACQUISITION
On January 15, 2026, we commenced a tender offer to acquire all of the issued and outstanding ordinary shares of JDE Peet's for a cash offer price of €31.85 per share, without interest. We substantially completed the tender offer on April 1, 2026. The aggregate cash paid for tendered shares was approximately €15.1 billion, or $17.4 billion.
During the first nine months of 2026, we completed a series of transactions in order to obtain funding for the consideration of the JDE Peet's Acquisition:
•Delayed Draw Term Loan of $3.6 billion
•Maple Notes of approximately $6 billion
•JV Investment of $4 billion
•Issuance of Convertible Preferred Stock of $4.5 billion
Refer to Notes 2, 3, 4, and 5 of the Notes to our unaudited Condensed Consolidated Financial Statements for further information about these transactions and the closing of the JDE Peet's Acquisition.
We have incurred acquisition, integration, and financing costs associated with the acquisition of JDE Peet's and planned Separation, which include costs to obtain proceeds to close the JDE Peet's acquisition and costs to manage the FX risk associated with the purchase price. These costs were primarily recorded to Selling, general, and administrative expenses, Interest expense, net, and Other expense (income), net, and aggregated to a pre-tax impact of approximately $756 million during the first nine months of 2026.
As of September 30, 2026, we had commenced the proceedings to acquire the remaining outstanding ordinary shares of JDE Peet's not yet acquired. Effective October 26, 2026, these proceedings were completed, and we own 100% of the ordinary shares of JDE Peet’s.
CHOBANI TRANSACTIONS
During the third quarter of 2026, we completed a series of transactions with Chobani, including the sale of our equity interests in Chobani, as well as the sale of certain facilities, including our leasehold interests, to Chobani. These transactions aggregated to a net pre-tax gain of approximately $330 million in the third quarter of 2026. Refer to Note 13 of the Notes to our unaudited Condensed Consolidated Financial Statements for further information about these transactions.

References in the financial tables to percentage changes that are not meaningful are denoted by "NM".
We acquired JDE Peet's on April 1, 2026, which contributed to our results beginning in the second quarter of 2026. Percentage changes for consolidated results disclosed below include the impact of the acquisition.
Third Quarter of 2026 Compared to Third Quarter of 2025
Consolidated Operations

	Third Quarter		Percentage Change
($ in millions, except per share amounts)	2026	2025
Net sales	$7,344	$4,306	70.6%
Cost of sales	3,819	1,966	94.3
Gross profit	3,525	2,340	50.6
Selling, general, and administrative expenses	2,137	1,344	59.0
Other operating expense, net	55	1	NM
Income from operations	1,333	995	34.0
Interest expense, net	474	188	152.1
Gain on sale of equity method investment	(400)	—	NM
Other expense (income), net	47	(45)	NM
Income before provision for income taxes	1,212	852	42.3
Provision for income taxes	260	190	36.8
Net income	952	662	43.8
Less: Net income attributable to non-controlling interests	70	—	100.0
Net income attributable to KDP	$882	$662	33.2

Earnings per common share:
Basic	$0.60	$0.49	22.4%
Diluted	0.59	0.49	20.4

Gross margin	48.0%	54.3%	(630) bps
Operating margin	18.2	23.1	(490) bps
Effective tax rate	21.5	22.3	(80) bps
Sales Volumes

Percentage Change
LRB	3.1%
Coffee and related products	366.4
Appliances	8.1
Net Sales Drivers

Percentage Change
Volume / mix(1)	68.0%
Net price realization	2.1
FX	0.5
Total	70.6%
(1)The JDE Peet’s Acquisition contributed 61.5 percentage points of the volume / mix growth in the quarter.

Gross profit increased 50.6% to $3,525 million for the third quarter of 2026, as compared to $2,340 million for the third quarter of 2025, driven by the benefits to gross profit of the JDE Peet's Acquisition (43 percentage points) and legacy KDP net sales growth (8 percentage points).
SG&A expenses increased 59.0% to $2,137 million for the third quarter of 2026, as compared to $1,344 million for the third quarter of 2025, primarily driven by the inclusion of JDE Peet’s SG&A expenses (51 percentage points) and transaction and integration costs associated with the JDE Peet's Acquisition and the Separation (5 percentage points).
Other operating expense, net was $55 million for the third quarter of 2026, as compared to $1 million for the third quarter of 2025, primarily reflecting a net unfavorable impact of the Chobani transactions. Refer to Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information about the Chobani transactions.
Income from operations increased 34.0% to $1,333 million for the third quarter of 2026, as compared to $995 million for the third quarter of 2025, as increased gross profit more than offset increased SG&A and other operating expenses.
Interest expense, net increased 152.1% to $474 million for the third quarter of 2026, as compared to $188 million for the third quarter of 2025, driven by increased debt and higher financing costs, including debt acquired in the JDE Peet's Acquisition (91 percentage points) and unfavorable unrealized mark-to-market activity compared to the prior year quarter (63 percentage points).
The effective tax rate decreased 80 bps to 21.5% for the third quarter of 2026, compared to 22.3% for the third quarter of 2025, driven by a favorable shift in the mix of income from higher tax jurisdictions to lower tax jurisdictions (190 bps), partially offset by an unfavorable comparison to the impact of purchased tax credits in the third quarter of 2025 (140 bps).
Gain on sale of equity method investment reflected the gain on the sale of our equity method investment in Chobani in September 2026.
Other expense (income), net reflected expense of $47 million for the third quarter of 2026 as compared to income of $45 million for the third quarter of 2025. This resulted from unfavorable FX impacts and a net unfavorable impact of the Chobani transactions. Refer to Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information about the Chobani transactions.
Net income was $952 million for the third quarter of 2026, as compared to $662 million for the third quarter of 2025, driven by the gain on the sale of our investment in Chobani, increased income from operations, and a lower effective tax rate, partially offset by increased interest expense. Net income attributable to KDP was $882 million for the third quarter of 2026, including the dilutive impact of $70 million of net income attributable to non-controlling interests in the current quarter, primarily the Pod Manufacturing JV.
Diluted EPS was $0.59 per diluted share for the third quarter of 2026 as compared to $0.49 in the third quarter of 2025, driven by increased net income attributable to KDP, partially offset by net income allocated to Preferred Investors. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the computation of diluted EPS.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the third quarter of 2026 and 2025.

	Third Quarter		Percentage Change
(in millions)	2026	2025
Net sales
U.S. Refreshment Beverages	$3,033	$2,735	10.9%
U.S. Coffee	1,018	991	2.7
KDP International	644	580	11.0
JDE Peet’s(1)	2,649	—	100.0
Total net sales	$7,344	$4,306	70.6

Income from operations
U.S. Refreshment Beverages	$820	$802	2.2%
U.S. Coffee	319	237	34.6
KDP International	158	153	3.3
JDE Peet’s(1)	289	—	100.0
Unallocated corporate costs	(253)	(197)	28.4
Income from operations	$1,333	$995	34.0

Operating margin
U.S. Refreshment Beverages	27.0%	29.3%	(230) bps
U.S. Coffee	31.3	23.9	740 bps
KDP International	24.5	26.4	(190) bps
JDE Peet’s(1)	10.9	—	NM
(1)As we acquired JDE Peet’s on April 1, 2026, comparative information is not applicable for the third quarter of 2025.
Sales Volumes

	LRB	Coffee and related products	Appliances
U.S. Refreshment Beverages	3.2%	—%	—%
U.S. Coffee	NM	(0.5)	16.7
KDP International	2.6	(12.9)	(17.0)
JDE Peet's	—	100.0	100.0
Net Sales Drivers

	Volume / Mix	Net Price Realization	FX	Total
U.S. Refreshment Beverages	7.2%	3.7%	—%	10.9%
U.S. Coffee	6.9	(4.2)	—	2.7
KDP International	1.9	5.7	3.4	11.0
JDE Peet's	100.0	—	—	100.0

U.S. Refreshment Beverages
Sales volume increased 3.2% in the third quarter of 2026, led by growth in energy, sports hydration drinks, and carbonated soft drinks, partially offset by declines in our still portfolio.
Net sales increased 10.9% to $3,033 million for the third quarter of 2026, driven by volume / mix growth and higher net price realization.
Income from operations increased 2.2% to $820 million for the third quarter of 2026. This performance was led by the benefit to gross profit of net sales growth (19 percentage points), partially offset by a net unfavorable impact of the Chobani transactions (6 percentage points) and increased transportation and warehousing costs (4 percentage points), labor costs associated with SG&A activities (3 percentage points), and manufacturing costs (2 percentage points).
U.S. Coffee
Appliance volume increased 16.7%, primarily reflecting a favorable comparison to retailer inventory management practices in the prior year period. Coffee and related products volume decreased 0.5%.
Net sales increased 2.7% to $1,018 million for the third quarter of 2026, driven by favorable volume / mix, which was partially offset by unfavorable net price realization.
Income from operations increased 34.6% to $319 million for the third quarter of 2026, driven by a net favorable change in ingredients, materials, and productivity, inclusive of tariffs and tariff refunds (33 percentage points), the benefit to gross profit of favorable volume / mix (9 percentage points), and reduced manufacturing costs (5 percentage points), which was partially offset by the gross profit impact of unfavorable net price realization (18 percentage points) and costs associated with the integration of JDE Peet’s and the Separation (5 percentage points).
KDP International
LRB sales volume increased 2.6%. Appliance volumes decreased 17.0%. Coffee and related products volume decreased 12.9%.
Net sales increased 11.0% to $644 million in the third quarter of 2026, reflecting higher net price realization, favorable FX translation, and volume / mix growth.
Income from operations increased 3.3%, to $158 million for the third quarter of 2026, as the benefit from the gross profit impact of the higher net price realization was partially offset by increased IEPS taxes in Mexico and increased marketing investments.
JDE Peet's
JDE Peet’s sales volumes, net sales, and income from operations were wholly incremental to KDP as a result of the JDE Peet’s Acquisition.

First Nine Months of 2026 Compared to First Nine Months of 2025
Consolidated Operations

	First Nine Months		Percentage Change
($ in millions, except per share amounts)	2026	2025
Net sales	$18,629	$12,104	53.9%
Cost of sales	9,940	5,524	79.9
Gross profit	8,689	6,580	32.1
Selling, general, and administrative expenses	5,876	3,892	51.0
Other operating expense (income), net	96	(6)	NM
Income from operations	2,717	2,694	0.9
Interest expense, net	1,091	516	111.4
Gain on sale of equity method investment	(400)	—	NM
Other expense (income), net	152	(52)	NM
Income before provision for income taxes	1,874	2,230	(16.0)
Provision for income taxes	442	504	(12.3)
Net income	1,432	1,726	(17.0)
Less: Net income attributable to non-controlling interests	138	—	NM
Net income attributable to KDP	$1,294	$1,726	(25.0)

Earnings per common share:
Basic	$0.85	$1.27	(33.1)%
Diluted	0.85	1.27	(33.1)

Gross margin	46.6%	54.4%	(780) bps
Operating margin	14.6	22.3	(770) bps
Effective tax rate	23.6	22.6	100 bps
Sales Volumes

Percentage Change
LRB	1.7%
Coffee and related products	264.4
Appliances	3.8
Net Sales Drivers

Percentage Change
Volume / mix(1)	49.1%
Net price realization	3.9
FX	0.9
Total	53.9%
(1)The JDE Peet’s Acquisition contributed 45.0 percentage points of the volume / mix growth in the first nine months of 2026.

Gross profit increased 32.1% to $8,689 million for the first nine months of 2026. The benefits to gross profit of the JDE Peet’s Acquisition (31 percentage points) and legacy KDP net sales growth (10 percentage points) were partially offset by the impact of the JDE Peet’s inventory step-up recognized in cost of sales in the first nine months of 2026 (5 percentage points) and a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs and tariff refunds (2 percentage points).
SG&A expenses increased 51.0% to $5,876 million for the first nine months of 2026, driven by the inclusion of JDE Peet’s SG&A expenses (36 percentage points) and transaction and integration costs associated with the JDE Peet's Acquisition and the Separation (11 percentage points).
Other operating expense (income), net was expense of $96 million for the first nine months of 2026, as compared to income of $6 million for the first nine months of 2025, primarily reflecting non-cash write-offs of certain intellectual property assets and a net unfavorable impact of the Chobani transactions in the current year-to-date period. Refer to Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information about the Chobani transactions.
Income from operations increased 0.9% to $2,717 million for the first nine months of 2026, as increased gross profit was mostly offset by higher SG&A and other operating expenses.
Interest expense, net increased 111.4% to $1,091 million for the first nine months of 2026, driven by increased debt and higher financing costs, including debt acquired in the JDE Peet's Acquisition (83 percentage points) and unfavorable unrealized mark-to-market activity compared to the prior year period (27 percentage points).
Gain on sale of equity method investment reflected the gain on the sale of our equity method investment in Chobani in September 2026.
Other expense (income), net reflected expense of $152 million for the first nine months of 2026, as compared to income of $52 million in the first nine months of 2025, primarily driven by unfavorable FX impacts.
The effective tax rate increased 100 bps to 23.6% for the first nine months of 2026, compared to 22.6% in the first nine months of 2025, primarily driven by a non-cash revaluation of state deferred tax liabilities as a result of the JDE Peet's Acquisition (150 bps) and an unfavorable comparison to the impact of purchased tax credits in the first nine months of 2025 (90 bps), partially offset by discrete tax impacts associated with the completion of the JV Investment and the creation of the Pod Manufacturing JV (110 bps).
Net income decreased 17.0% to $1,432 million for the first nine months of 2026, driven by increased interest expense and increased other expense, which was partially offset by the gain on the sale of our investment in Chobani. Net income attributable to KDP was $1,294 million for the first nine months of 2026, including the dilutive impact of $138 million of net income attributable to non-controlling interests, primarily the Pod Manufacturing JV.
Diluted EPS decreased 33.1% to $0.85 per diluted share for the first nine months of 2026 as compared to $1.27 in the first nine months of 2025, driven by reduced net income attributable to KDP and net income allocated to Preferred Investors. Refer to Note 6 of the Notes to our Unaudited Condensed Consolidated Financial Statements for the computation of diluted EPS.

Results of Operations by Segment
The following tables provide certain results of operations for our reportable segments for the first nine months of 2026 and 2025.

	First Nine Months		Percentage Change
(in millions)	2026	2025
Net sales
U.S. Refreshment Beverages	$8,557	$7,718	10.9%
U.S. Coffee	2,793	2,816	(0.8)
KDP International	1,828	1,570	16.4
JDE Peet's(1)	5,451	—	100.0
Total net sales	$18,629	$12,104	53.9

Income from operations
U.S. Refreshment Beverages	$2,398	$2,202	8.9%
U.S. Coffee	628	672	(6.5)
KDP International	395	386	2.3
JDE Peet's(1)	227	—	100.0
Unallocated corporate costs	(931)	(566)	64.5
Total income from operations	$2,717	$2,694	0.9

Operating margin
U.S. Refreshment Beverages	28.0%	28.5%	(50) bps
U.S. Coffee	22.5	23.9	(140) bps
KDP International	21.6	24.6	(300) bps
JDE Peet's(1)	4.2	—	NM
(1)As we acquired JDE Peet’s on April 1, 2026, comparative information is not applicable for the first nine months of 2025.
Sales Volumes

	LRB	Coffee and related products	Appliances
U.S. Refreshment Beverages	1.7%	—%	—%
U.S. Coffee	NM	(6.7)	5.4
KDP International	1.5	(5.9)	(6.5)
JDE Peet's	—	100.0	100.0
Net Sales Drivers

	Volume / Mix	Net Price Realization	FX	Total
U.S. Refreshment Beverages	7.0%	3.9%	—%	10.9%
U.S. Coffee	(2.8)	2.0	—	(0.8)
KDP International	2.8	6.8	6.8	16.4
JDE Peet's	100.0	—	—	100.0

U.S. Refreshment Beverages
Sales volume increased 1.7%, led by growth in energy and sports hydration drinks, partially offset by declines in the balance of our portfolio.
Net sales increased 10.9% to $8,557 million for the first nine months of 2026, driven by volume / mix growth and higher net price realization.
Income from operations increased 8.9% to $2,398 million for the first nine months of 2026. This performance was driven by the gross profit impact of net sales growth (22 percentage points), which was partially offset by a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs and tariff refunds (4 percentage points), increased transportation and warehousing expenses (3 percentage points), higher labor costs (3 percentage points), and the net unfavorable impact to income from operations of the Chobani transactions (2 percentage points).
U.S. Coffee
Appliance volume increased 5.4%, primarily reflecting a favorable comparison to retailer inventory management practices in the prior year. Coffee and related products volume decreased 6.7%, reflecting price elasticity impacts and single serve category softness.
Net sales decreased 0.8% to $2,793 million for the first nine months of 2026, as higher net price realization was more than offset by unfavorable volume / mix.
Income from operations decreased 6.5% to $628 million for the first nine months of 2026, driven by costs associated with the integration of JDE Peet’s and the Separation (9 percentage points), the gross profit impact of the decline in net sales (4 percentage points), and a net unfavorable impact from changes in ingredients, materials, and productivity, inclusive of tariffs and tariff refunds (3 percentage points), partially offset by reduced manufacturing costs (3 percentage points) and the benefit to cost of sales of earned equity (2 percentage points).
KDP International
LRB sales volume increased 1.5%. Appliance volumes decreased 6.5%. Coffee and related products volume decreased 5.9%.
Net sales increased 16.4% to $1,828 million in the first nine months of 2026, reflecting favorable FX translation, higher net price realization, and favorable volume / mix.
Income from operations increased 2.3% to $395 million for the first nine months of 2026, as the benefit from higher net price realization was partially offset by increased IEPS taxes in Mexico, a net unfavorable impact from changes in ingredients, materials, and productivity, and increased marketing investments.
JDE Peet's
JDE Peet’s sales volumes, net sales, and income from operations were wholly incremental to KDP as a result of the JDE Peet’s Acquisition.
Income from operations in the first nine months of 2026 included the impact of a $361 million increase in cost of sales due to the impact of the inventory step-up to fair value in connection with the JDE Peet’s Acquisition and the subsequent sale of that inventory.
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

	First Nine Months
(in millions)	2026	2025
Net cash provided by operating activities	$2,220	$1,279
Net cash used in investing activities	(16,551)	(390)
Net cash provided by (used in) financing activities	14,871	(934)
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
Sources of Liquidity - Operations
Net cash provided by operating activities increased $941 million for the first nine months of 2026, as compared to the first nine months of 2025, driven by the favorable comparison in working capital as compared to the prior period.
Sources of Liquidity - Financing
Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for management's discussion of our financing arrangements.
As of September 30, 2026, we were in compliance with all debt covenants and we have no reason to believe that we will be unable to satisfy these covenants.

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
Dividends
We have declared total dividends to common shareholders of $0.69 per share in both the first nine months of 2026 and 2025. Additionally, we have paid total dividends of $107 million to the holders of our Convertible Preferred Stock in the first nine months of 2026.
Acquisitions of Businesses and Purchases of Intangible Assets
From time to time, we acquire brand ownership companies to expand our portfolio. We also invest in the expansion of our direct store delivery network through transactions with strategic independent bottlers or third-party brand ownership companies to enhance competitive distribution scale. These transactions could be accounted for either as an acquisition of a business or, if the majority of the transaction price represents the acquisition of a single intangible asset, as an asset acquisition. In the second quarter of 2026, we completed the JDE Peet's Acquisition, which was the primary driver for the change in Net cash used in investing activities as compared to the prior period. Refer to Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information. Other purchases of intangible assets were $4 million and $16 million for the first nine months of 2026 and 2025, respectively.
Capital Expenditures
Purchases of property, plant, and equipment were $457 million and $338 million for the first nine months of 2026 and 2025, respectively. Capital expenditures included in accounts payable and accrued expenses were $194 million and $151 million for the first nine months of 2026 and 2025, respectively.
Capital expenditures, which includes both purchases of property, plant, and equipment and amounts included in accounts payable and accrued expenses, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally, for the first nine months of 2026 and 2025.

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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The KDP Notes are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries (the "Guarantors"), as defined in the indentures governing the KDP Notes. The Guarantors, other than JDE Peet's, are 100% owned either directly or indirectly by us and jointly and severally guarantee, subject to the release provisions described below, our obligations under the KDP Notes. We have acquired 97.75% of the issued and outstanding ordinary shares of JDE Peet's, and completed the acquisition of the remaining shares through statutory buy-out proceedings, which were finalized in October 2026.
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
In addition, on May 21, 2026, Maple, KDP and the other Guarantors agreed to fully and unconditionally guarantee, on a joint and several basis with each other, the obligations of JDE Peet's in respect of the JDE Peet's Notes. KDP’s and the other Guarantors’ guarantees (excluding the guarantees of Maple) of the JDE Peet's Notes provide that, in addition to the events specified in the applicable agreements governing such indebtedness, such guarantees shall automatically terminate upon the Separation.
None of our subsidiaries organized outside of the U.S., any of the subsidiaries held by Maple prior to the DPS Merger, or any of the subsidiaries acquired after the DPS Merger (collectively, the "Non-Guarantors") guarantee the KDP Notes, with the exception of Maple, which became a Guarantor effective March 6, 2026, and JDE Peet's, which became a Guarantor on May 21, 2026, as described above. The subsidiary guarantees with respect to the KDP Notes are subject to release upon the occurrence of certain events, including the sale of all or substantially all of a subsidiary's assets, the release of the subsidiary's guarantee of our other indebtedness, our exercise of the legal defeasance option with respect to the KDP Notes, and the discharge of our obligations under the applicable indenture.
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

Summarized financial information for the Parent and Guarantors is as follows:

(in millions)	First Nine Months of 2026
Net sales	$8,734
Gross profit	4,079
Income from operations	903
Net loss	(22)

(in millions)	September 30, 2026
Current assets	$3,538
Non-current assets	27,351
Total assets(1)	$30,889

Current liabilities	$11,188
Non-current liabilities	31,037
Total liabilities(2)	$42,225
(1)Includes $9 million of intercompany receivables due to the Parent and Guarantors from the Non-Guarantors as of September 30, 2026.
(2)Includes $3,759 million of intercompany payables due to the Non-Guarantors from the Parent and Guarantors as of September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks disclosed in our Annual Report, our market risk exposure has changed as a result of the JDE Peet's Acquisition. See below for a discussion of the incremental risks to our business, which should be considered in addition to the items discussed in Part II, Item 7A of our Annual Report.
FOREIGN EXCHANGE RISK
Due to the expanded geographic diversity of our operations as a result of the JDE Peet's Acquisition, we have increased exposure with respect to FX rate fluctuations. The primary exposures of JDE Peet's to FX rates are the Euro versus U.S. dollar and various other currencies. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in earnings as incurred.
JDE Peet's uses foreign currency derivative instruments such as FX forward contracts and cross-currency interest rate contracts to manage a portion of our exposure to changes in FX rates. As of September 30, 2026, JDE Peet's had foreign currency derivative contracts outstanding with notional values of $6,077 million, which mature at various dates through February 2034. The impact of a 10% weakening in the Euro is estimated to decrease the fair value of instruments of such instruments by approximately $62 million. Any increase or decrease in the value of these foreign currency derivatives would have an approximately offsetting change in the underlying hedged risk.
INTEREST RATE RISK
We manage our debt portfolio through the use of interest rate contracts and monitor our mix of fixed-rate and variable-rate debt. As of September 30, 2026, the face value of our fixed-rate and variable-rate JDE Peet's Notes were $4,492 million and $682 million, respectively. From time to time, JDE Peet's also enters into interest rate contracts that effectively result in variable-rate interest payments or receipts. These derivative instruments are generally based on SOFR or EURIBOR, plus a credit spread. There is a limited impact of fluctuations in interest rates on our interest expense associated with variable rate interest payments on JDE Peet’s Notes.
COMMODITY RISK
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. Our principal commodities risks for JDE Peet's relate to our purchases of coffee beans.

We utilize commodities derivative instruments and supplier pricing agreements to hedge the risk of movements in commodity prices for limited time periods for certain commodities. As of September 30, 2026, JDE Peet's had derivative contracts outstanding with a notional value of $192 million maturing at various dates through December 2027. The fair market value of these contracts as of September 30, 2026 was a net asset of $22 million. As of September 30, 2026, a 10% change (up or down) in commodity prices is estimated to increase or decrease the fair value of these derivative instruments by approximately $20 million. Any change in the value of the commodities derivatives instruments would have an approximately offsetting change in the underlying hedged risk.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to (i) provide reasonable assurance that information required to be disclosed in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (ii) ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The JDE Peet's Acquisition, which was completed on April 1, 2026, had a material impact on our financial position, results of operations, and cash flows from the date of acquisition through September 30, 2026. The JDE Peet's Acquisition also resulted in material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We are in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of JDE Peet's. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management will exclude JDE Peet's from its annual report on internal control over financial reporting as of December 31, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally subject to litigation or other legal proceedings relating to our business. See Note 18 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information related to commitments and contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in Part I, Item 1A in our Annual Report. There have been no material changes from the risk factors set forth in our Annual Report, as updated by Part II, Item 1A in that Quarterly Report.
Item 5. Other Information
During the third quarter of 2026, no directors or executive officers of KDP adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of KDP securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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
101
The following financial information from Keurig Dr Pepper Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statement of Changes in Equity, and (vi) the Notes to Condensed Consolidated Financial Statements. The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Date: November 9, 2026